Form 10-Q
period 1993-11-26
AEL INDUSTRIES INC
filed 1994-01-06
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended November 26, 1993
                             _________________


                        AEL INDUSTRIES, INC.
____________________________________________________________________
       (Exact name of registrant as specified in its charter)


        Pennsylvania                          23-1353403
____________________________________________________________________
(State or other jurisdiction of              (IRS Employer
incorporation of organization)             Identification No.)

            305 Richardson Road, Lansdale, Pennsylvania
                               19446
____________________________________________________________________
       (Address of principal executive offices and Zip Code)

                           (215) 822-2929
____________________________________________________________________
        (Registrant's telephone number, including area code)

                                N/A
____________________________________________________________________
            (Former name, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


               Class                   Outstanding at January 3, 1994
__________________________________     ______________________________

Class A common stock, $1 par value               3,330,905
Class B common stock, $1 par value                 434,717

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

               THIRTEEN WEEKS ENDED NOVEMBER 26, 1993

                               INDEX

                                            PAGE NO.
                                            _______
PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance        3
         Sheets - November 26, 1993 and
         February 26, 1993

         Consolidated Statements of Opera-     4
         tions Thirteen and Thirty-Nine
         Weeks Ended November 26, 1993 and
         November 27, 1992

         Consolidated Statements of Cash       5
         Flows - Thirty-Nine Weeks Ended
         November 26, 1993 and November 27,
         1992

         Notes to Condensed Consolidated       6
         Financial Statements

         Management's Discussion and           8
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 6 -  Exhibits and Reports
                   on Form 8-K                12

         Signature                            13



          PART I. FINANCIAL INFORMATION                              FORM 10-Q
                AEL INDUSTRIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands)

                                                                 November 26,            February 26,
                                                                     1993                    1993
                                                                 _____________           _____________
ASSETS

Current assets:
     Cash and equivalents                                            $11,723                  $4,168
     Marketable securities                                             1,543                  12,123
     Receivables, including unbilled amounts
          of $19,525 at November 26, 1993 and
          $22,423 at February 26, 1993:
          U. S. Government                                            25,350                  37,360
          Other                                                        3,483                   2,277
                                                                 _____________           _____________
                                                                      28,833                  39,637

     Refundable income taxes                                             134                     533
     Inventories                                                       5,160                   3,634
     Deferred income taxes                                             2,571                   3,646
     Other current assets                                                431                     639
                                                                 _____________           _____________
          Total current assets                                        50,395                  64,380

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $50,789 at November 26, 1993
     and $46,088 at February 26, 1993)                                44,936                  44,477
Other assets                                                           5,552                   5,789
                                                                 _____________           _____________
                                                                    $100,883                $114,646
                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $2,078                  $4,460
    Accrued salaries, wages and employee benefits                      5,644                   5,995
    Other current liabilities                                          8,613                  13,269
    Current portion of long-term debt                                  3,842                   6,978
                                                                 _____________           _____________
          Total current liabilities                                   20,177                  30,702

Long-term debt, net of current portion                                21,402                  25,141
Other liabilities                                                      1,685                   2,483

Commitments and contingent liabilities
    Note 4

Shareholders' equity                                                  57,619                  56,320
                                                                 _____________           _____________
                                                                    $100,883                $114,646
                                                                 =============           =============


                                          See accompanying notes

               AEL INDUSTRIES, INC.                                  FORM 10-Q
      CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                        Thirteen            Thirteen           Thirty-Nine         Thirty-Nine
                                                       Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                                                     November 26, 1993   November 27, 1992   November 26, 1993   November 27, 1992
                                                     _________________   _________________   _________________   _________________
Sales and service revenue                                   $27,292             $28,154             $85,777             $80,149

Operating costs and expenses:
   Cost of products and services                             19,992              21,796              64,186              59,750
   Administrative and selling expenses                        4,179               4,643              12,868              14,096
   Bid and proposal costs                                     1,716               1,247               4,112               4,034
   Research and development costs                               617                 777               1,581               1,761
                                                     ________________    ________________    ________________    ________________
                                                             26,504              28,463              82,747              79,641
                                                     ________________    ________________    ________________    ________________
Operating income (loss)                                         788                (309)              3,030                 508

Interest expense                                               (431)               (619)             (1,296)             (1,882)
Investment income                                               104                 208                 374                 665
Other income (expense), net                                     (35)                 23                (153)               (270)
                                                     ________________    ________________    ________________    ________________
Income (loss) before income taxes and
   cumulative effect of change in accounting
   principle                                                    426                (697)              1,955                (979)

Income tax provision (benefit)                                                                          686                (126)
                                                     ________________    ________________    ________________    ________________
Income (loss) before cumulative effect of
   change in accounting principle                               426                (697)              1,269                (853)

Cumulative effect of change in accounting
   for income taxes                                                                                                       2,540
                                                     ________________    ________________    ________________    ________________
Net income (loss)                                              $426               ($697)             $1,269              $1,687
                                                     ================    ================    ================    ================

Earnings per share:
   Income (loss) before cumulative effect of
      change in accounting principle                          $0.12              ($0.18)              $0.34              ($0.21)
   Cumulative effect of change in accounting
     for income taxes                                                                                                      0.64
                                                     ________________    ________________    ________________    ________________
   Net income (loss)                                          $0.12              ($0.18)              $0.34               $0.43
                                                     ================    ================    ================    ================
Weighted average shares outstanding                       3,785,000           3,899,000           3,764,000           3,918,000
                                                     ================    ================    ================    ================



                                                        See accompanying notes

                       AEL INDUSTRIES, INC.                          FORM 10-Q
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)

                                                                             Thirty-Nine           Thirty-Nine
                                                                                Weeks                 Weeks
                                                                                Ended                 Ended
                                                                           November 26, 1993     November 27, 1992
                                                                           _________________     _________________
Cash flows from operating activities:
  Net income                                                                       $1,269                $1,687
  Adjustments to reconcile net income
   to net cash provided (absorbed) by operating activities:
          Depreciation                                                              4,898                 4,996
          Amortization of other assets                                                306                   306
          Cumulative effect of change in accounting for
           income taxes                                                                                  (2,540)
          Deferred income taxes                                                       588                   673
          Accrued retirement benefits                                                (322)                   (8)
  Decrease in receivables                                                          10,804                   159
  Increase in refundable income taxes, inventories and
   other current assets, net                                                         (919)                 (141)
  Decrease in accounts payable, accrued
   liabilities and other current liabilities                                       (7,389)               (4,685)
                                                                           ________________      ________________
   Net cash provided by operating activities                                        9,235                   447
                                                                           ________________      ________________
Cash flows from investing activities:
  Additions to property, plant and equipment                                       (5,358)               (6,336)
  Purchases of marketable securities                                                                    (31,369)
  Liquidations of marketable securities                                            10,572                20,666
  Other                                                                               (49)                   78
                                                                           ________________      ________________
   Net cash provided (absorbed) by investing activities                             5,165               (16,961)
                                                                           ________________      ________________
Cash flows from financing activities:
  Reductions in long-term debt                                                     (6,875)                 (625)
  Other                                                                                30                   (52)
                                                                           ________________      ________________
   Net cash absorbed by financing activities                                       (6,845)                 (677)
                                                                           ________________      ________________

Increase (decrease) in cash and equivalents                                         7,555               (17,191)
Cash and equivalents at beginning of period                                         4,168                20,516
                                                                           ________________      ________________
Cash and equivalents at end of period                                             $11,723                $3,325
                                                                           ================      ================

                                                        See accompanying notes

                                                        FORM 10-Q

                        AEL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting prin-ciples. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. All adjustments were of a normal, recurring nature except for the cumulative effect of a change in accounting for income taxes, re-corded in the first quarter of fiscal year 1993, as described in footnote 2.

    The condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the fiscal year ended February 26, 1993.

2. Effective February 29, 1992, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The cumulative effect of the accounting change as of the be-ginning of fiscal year 1993 was $2,540,000 or $.64 per share, pri-marily resulting from recording tax benefits related to contract loss provisions recorded in prior years and adjusting tax rates on previ-ously recorded tax assets and liabilities. The cumulative effect, recorded in the quarter ended May 29, 1992, also includes the recog-nition of a valuation allowance of $200,000 to reflect the potential loss of state tax benefits.

3. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are pro-vided for currently in their entirety upon receipt of such contracts by the Company. During the quarter and nine months ended November 26, 1993, adjustments to contract cost estimates had net unfavorable impacts on income of $900,000 and $3,900,000, respectively, compared with net unfavorable impacts of $1,500,000 and $1,600,000 for adjustments of the same nature during the comparable periods ended November 27, 1992. In addition to the impact of contract cost adjustments, an investment provision of $300,000 was recorded in the current year quarter and an investment provision of $400,000 was recorded in the nine months ended November 27, 1992.

    Other current liabilities at November 26, 1993 and February 26, 1993 include allowances for contract losses and other contract allow-ances aggregating $3,100,000 and $4,400,000, respectively.

                                                        FORM 10-Q

                        AEL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. The Company is a party to lawsuits and other legal matters arising out of the general conduct of its business. One such action relates to the U.S. Environmental Protection Agency (EPA) which, in 1989, placed a site that includes the Company's Richardson Road property on the National Priorities List for detailed study and cleanup of alleged environmental contamination. The Company con-tinues to cooperate with the EPA in the study of this site. In the opinion of management, except for the matters described below, these lawsuits and legal matters will not have a materially adverse effect on consolidated financial position.

    From time to time, the Company is also subject to claims and investigations arising from its business with the U. S. Government. In the fourth quarter of fiscal year 1993, the Company established an allowance of $2,200,000 based on an agreement to settle civil claims pertaining to the pricing of a 1985 fixed-price contract modifica-tion. The Company paid $1,100,000 in July 1993 and will pay $1,100,000 in July 1994. In an unrelated matter, the Company has provided documents, relating to its AN/MLQ-T4 Ground Jammer program, to the Department of Defense pursuant to a subpoena issued by its Inspector General in September 1992. At this time, management is unable to determine when the Government will complete its investigation regarding the Ground Jammer program or whether it will seek any remedies as a result of its investigation.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The following discussion and analysis provides information which management believes is relevant to an assessment and under-standing of the Company's consolidated results of operations for the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 26, 1993, as compared with the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 27, 1992, and its con-solidated financial condition at November 26, 1993. The discussion should be read in conjunction with the condensed consolidated finan-cial statements and notes thereto which appear elsewhere in this Form 10-Q.

Results of Operations

    Sales and service revenues of $27,292,000 for the quarter ended November 26, 1993 reflect a slight decrease from the $28,154,000 in revenues reported for the quarter ended November 27, 1992. Sales and service revenues of $85,777,000 for the nine months ended November 26, 1993, however, reflect a 7% increase from the $80,149,000 in revenues reported for the nine months ended November 27, 1992. Both the quarter and nine month period ended November 26, 1993 were favorably impacted by higher revenues from avionics installation/integration programs which contributed 32% of revenues in the current year, compared with 30% in the prior year. The current year was also favorably impacted by higher revenues from the APR-39A radar warning receiver program, the Band 9/10 electronic countermeasures program, and the Type 18 ADF electronic surveillance measures program. The APR-39A program contributed 11% and 9% of revenues for the quarter and nine months ended November 26, 1993, up from 2% and 3% for the comparable periods in the prior year. The Band 9/10 program contributed 10% of the current year's revenues in both the quarter and nine month period, compared with 9% and 6% for the comparable periods in the prior year. However, revenues from two other electronic countermeasures programs, TACJAM A and a program with a foreign government, decreased in the current year. The TACJAM A program's contributions to revenues dropped from 16% and 12% in the prior year quarter and nine months to 5% and 6% in the current year quarter and nine months.

    Operating income for the quarter ended November 26, 1993 was $788,000 compared to an operating loss of $309,000 for the prior year quarter. Although sales and service revenues for the current year quarter decreased slightly from the prior year quarter, operating results improved significantly primarily due to a decrease in unfavorable contract cost estimate adjustments, and reductions in administrative and selling expenses and research and development costs, partially offset by an increase in bid and proposal costs. Spending reductions related to continued corporate restructuring initiated in fiscal year 1993 have resulted in improved gross margin performance as well as lower administrative and selling expenses in the current year. The increase in bid and proposal costs reflects the Company's increased bidding activity for development programs associated with long-term production contracts.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Operating income for the nine months ended November 26, 1993 was $3,030,000 compared to $508,000 for the nine months ended November 27, 1992. The increase in sales and service revenues for the nine months ended November 26, 1993 had a corresponding favorable impact on operating profit. In addition, continuing efforts to contain costs have led to a substantial reduction in overhead spending and administrative and selling expenses in the nine month period ended November 26, 1993. Partially offsetting these favorable items was an increase in unfavorable program cost estimate adjustments which totalled $3,900,000 for the nine months ended November 26, 1993 compared with $1,600,000 for the comparable prior year period.

    Interest expense for the quarter and nine months ended November 26, 1993 decreased $188,000 and $586,000, respectively, from the com-parable periods of the prior year primarily due to lower average debt levels in the current year. In April 1993, the Company repaid $6,600,000 of its $20,000,000, 10.03% unsecured note payable. In-
vestment income for the quarter and nine months ended November 26, 1993 decreased $104,000 and $291,000, respectively, from the compar-able periods of the prior year primarily due to the liquidation of marketable securities to meet the $6,600,000 debt repayment. Also, marketable securities were liquidated to fund capital expenditures including a significant building addition at the Company's Richardson Road facility which was completed in August 1993. Other income for the nine month periods ended November 26, 1993 and November 27, 1992 included $498,000 and $368,000, respectively, for royalties received under a license agreement with a foreign vendor.

    The income tax provision (benefit) for the nine month periods ended November 26, 1993 and November 27, 1992 were based upon esti-mated annual effective tax rates of 35% and 13%, respectively. The 13% tax rate in fiscal year 1993 resulted from expected tax losses which were to provide benefits at less than the statutory tax rate. The decrease in the estimated annual effective tax rate for fiscal 1994 from 45% as of August 27, 1993 to 35% as of November 26, 1993 was due to an increase in deferred tax benefits to be recognized in accordance with new federal tax laws enacted. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in the first quarter of fiscal year 1993 and accordingly recorded the cumulative effect of the accounting change at the beginning of that quarter. The cumulative effect of the accounting change was $2,540,000, or $.64 per share, primarily resulting from the recording of tax benefits related to contract loss provisions recorded in prior years and adjusting tax rates on previ-ously recorded tax assets and liabilities.

    The Company had a firm orders backlog of approximately
$139,900,000 at November 26, 1993 compared to $156,300,000 at Febru-
ary 26, 1993. Backlog included unfunded amounts representing 13% at November 26, 1993 and 10% at February 26, 1993.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    Operating results for the remainder of fiscal year 1994 will be influenced by various internal and external factors. The Company is presently engaged in several programs involving state-of-the-art development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities could result in revisions to contract cost estimates. When revised estimates indicate a loss, such loss is provided for currently. The Company could also encounter similar risks on other long-term contracts as well as research and development efforts, and such factors could impact future operating results. In addition, the Company continues to seek high-technology seed programs which are intended to provide a base for the Company's future operations. Such programs may require contract investment provisions, or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds. Ongoing changes in many countries around the world have re-sulted in the U.S. Government reassessing its approach to national defense spending. Although it is clear that defense spending will continue to decline, it is unclear how that spending will be redirec-ted to build the new national defense architecture that is likely to emerge. Management is continuing its strategic planning efforts in order to select products and business areas which will enable the Company to effectively compete and perform in a very demanding mar-ketplace. Although the uncertainties of future world events and the corresponding changes in national defense spending hang over the de-fense industry, the Company's products, heavily concentrated in the field of defense electronics, and management's constant thrust to improve its design, manufacturing and quality systems, provide the Company with the prerequisites to be competitive. The U.S. Govern-ment and its suppliers continue to be the most significant customers to the Company and a significant reduction in one or more of the Com-pany's major defense programs, existing or anticipated, could ad-versely affect the Company's operating results.

    The Company from time to time is subject to claims and investi-gations arising from the conduct of its business with the U.S. Government. Under one such investigation, the Company has supplied the Inspector General of the Department of Defense with certain docu-ments related to the AN/MLQ-T4 Ground Jammer program. At this time, management is unable to determine when the Government will complete its investigation regarding the Ground Jammer program or whether the Government will seek remedies as a result of its investigation. This matter and other ongoing legal matters which may impact future opera-ting results are described in Note 4 to the condensed consolidated financial statements.

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its sup-pliers. That financing is supplemented, when necessary, through the liquidation of short-term investments. Cash flows for the nine months ended November 26, 1993 were provided through operations and

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

liquidation of marketable securities, and were absorbed to repay long-term debt and fund capital expenditures. At November 26, 1993, the Company had available cash and equivalents and highly liquid marketable securities of approximately $13,300,000 and a line of credit agreement, which expires June 30, 1994, providing for borrow-ings up to $5,000,000, including $500,000 set aside for foreign cur-rency transactions.

    The ratio of current assets to current liabilities was 2.5 to 1 at November 26, 1993 compared with 2.1 to 1 at February 26, 1993.
The improvement was primarily due to favorable cash flows from operating activities. The long-term debt to equity ratio of .4 to 1 at November 26, 1993 was essentially unchanged from the ratio at February 26, 1993. The Company's second installment repayment on its 10.03% unsecured note obligation is due April 1994. The scheduled repayment is $3,300,000 with an option to accelerate the repayment of an additional $1,700,000.

    During the quarter ended August 27, 1993, the Company substantially completed construction of a major building addition at its Richardson Road facility. The total cost incurred to date, including related expenditures, of approximately $4,300,000 was funded through the liquidation of marketable securities.

    In June 1993, the Company agreed to pay $2,200,000 in settle-ment of civil claims pertaining to the pricing of a 1985 fixed-price contract modification. The Company paid $1,100,000 in July 1993 and will pay the balance in July 1994.

    With a substantial amount of highly liquid assets and a strong working capital position at November 26, 1993, capital resources should be sufficient to meet the Company's operating needs for the foreseeable future, as well as long-term debt maturities and other anticipated cash outlays.

                                                        FORM 10-Q

                     PART II. OTHER INFORMATION

                        AEL INDUSTRIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - None


(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the thirteen week period ended November 26, 1993.

                                                        FORM 10-Q




                       AEL INDUSTRIES, INC.

                             SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.











                        AEL INDUSTRIES, INC.
____________________________________________________________________
                            (Registrant)










Date:    January 5, 1994                      /S/ John F. Sharkey
         _______________                    _______________________
                                                John F. Sharkey
                                            Vice President, Finance