Form 10-K
period 1994-02-25
AEL INDUSTRIES INC
filed 1994-05-18
CIK 4911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 25, 1994  Commission file number 0-230


                              AEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                      23-1353403
(State or other jurisdiction of                   (IRS Employer
                                                  Identification No.)
incorporation or organization)

                    305 Richardson Road, Lansdale, PA  19446
               (Address of principal executive offices/Zip Code)

       (Registrant's telephone number, including area code) (215) 822-2929

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                Class A common stock Par Value $1.00 (nonvoting)

                 Class B common stock Par Value $1.00 (voting)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/  NO /   /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   /X/

State the aggregate market value of the voting stock held by non-affiliates of the registrant. $769,451


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. (May 2, 1994)

                    Class A common stock, par value $1.00 - 3,336,292

                    Class B common stock, par value $1.00 -   434,717

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following documents are incorporated by reference into the Part of the Form 10-K specified herein: (1) Annual Report to Shareholders for fiscal year 1994 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (but only to the extent set forth in Parts I and II of this Annual Report); (2) Proxy Statement dated May 18, 1994 for the 1994 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (but only to the extent set forth in Part III of this Annual Report).

                                     PART I
ITEM 1.  BUSINESS

     AEL Industries, Inc. (the "Company" or "AEL") is principally engaged in the Electronic Defense Products and Services business. This business consists primarily of the design and manufacture of electronic countermeasures systems, simulation systems, radar receivers, microwave integrated circuits and other electronic equipment, and avionics installa-tion and integration services for the United States and foreign governments and their suppliers. The Company also provides other services such as calibration, product testing and technical publication.

     Incorporated in 1950 under the name American Electronic Laboratories, Inc., the Company became a holding company and adopted its present name in 1976. During fiscal year 1992 the Company consolidated all of its domestic operations into AEL Defense Corp., a wholly-owned subsidiary. On February 26, 1994 AEL Defense Corp. was merged into the Company. The Company's registered office and principal administrative and executive offices are located at 305 Richardson Road, Lansdale, Pennsylvania 19446, approximately 28 miles north of Philadelphia, and the telephone number is 215-822-2929.

                    Electronic Defense Products and Services

Products and Services

     The Electronic Defense Products and Services business consists primarily of the design, manufacture and servicing of products sold to U.S. Government agencies and their suppliers. The Company also sells products to foreign governments and their suppliers. Please refer to Note 10 of the Notes to Consolidated Financial Statements for fiscal year 1994 for industry segment information.

     Revenues from aircraft avionics installation and integration programs (including the ANVIS/HUD and QF-106 programs) were approximately 33%, 29% and 34% of the Company's consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively. Avionics installation and integration programs for fixed and rotary wing aircraft are of continued significance to the Company. Through these programs the Company has installed electronic systems in a wide variety of aircraft.

     Another significant product group is electronic countermeasures systems, which accounted for 22%, 24% and 16% of the Company's consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively. These systems include the Army's TACJAM-A program which accounted for 5% of consolidated revenues in fiscal year 1994, 11% in fiscal year 1993 and 4% in fiscal year 1992, and a naval electronics warfare system ordered by a foreign customer which accounted for 6% of consolidated revenues in fiscal year 1994, 5% in fiscal year 1993 and 11% in fiscal year 1992.

     Sales of radar warning receivers (including the AN/ALR-67, AN/APR-39A and SANTA) accounted for 10%, 8% and 7% of the Company's consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively.

     Jamming simulator programs (including the AN/MLQ-T4, AN/FSQ-T22 and Embedded Radar Environment Simulators), accounted for 11%, 10% and 18% of the Company's consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively.

     In the manufacture of its products, the Company uses raw materials which generally are readily available from several sources. The Company owns various registered trademarks. The Company relies principally upon engineering and marketing skills to maintain and enhance its competitive position in the electronic defense markets. Although most of the Company's business is not dependent upon patent or similar protection, the Company's research and development efforts have yielded patents in certain areas of technology.

     The U.S. Government is a customer of particular significance to the Electronic Defense Products and Services business. Sales directly to the U.S. Government comprised approximately 47%, 47% and 53% of the Company's consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively. The majority of additional domestic revenues are attributable to contracts with suppliers to the U.S. Government. Contracts awarded to the Company by the U.S. Government and its suppliers are generally complex and occasionally require significant technological advances. The loss of direct U.S. Government business would have a material adverse effect on the operations of this business and the Company. Any major curtailment in Government spending or appropriations for electronic defense products and services could also materially and adversely affect the Company's operations by reducing the Company's opportunities to contract with other U.S. Government suppliers.

     Approximately three-quarters of the Company's domestic revenues in fiscal year 1994 were derived from contracts awarded on a fixed-price basis, which obligate the Company to deliver equipment or perform services at a fixed price without regard to the cost incurred. Fixed-price contracts with the U.S. Government and suppliers to the U.S. Government frequently include a progress payment or milestone payment clause, which provides for payment to the Company of a significant portion of the costs of performing a contract as they are incurred. The remaining one-quarter of domestic revenues arose from contracts awarded on a cost-plus or time-and-material basis, under which the Company is reimbursed for the cost of performance (plus a fee or profit) up to a negotiated ceiling amount. Contracts with the U.S. Government and suppliers to the U.S. Government generally provide for termination at any time for the convenience of the Government, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned but for the termination.

Competition

     A considerable number of companies are engaged in the sale of electronic defense products and services. Competition has significantly increased over the last few years as a result of decreased Government spending and appropriations. Overall, there are fewer programs (especially start-ups) on which to bid and, therefore, the Company faces greater competition in its traditional product areas. In response to competitive pressures, the Company sometimes agrees to invest its own funds in the performance of a program to enhance the likelihood of receiving a contract award. Competitors of the Company include large diversified corporations and smaller, highly specialized firms. The Company's competitive position ultimately depends on its technical expertise and the price and quality of its products and services. Because of the variety of its activities, it is impossible to state precisely the competitive position of the Company with respect to each of its product groups. The Company does not have dominance in the markets for its products.

Marketing

     The products and services of this business are marketed primarily in the United States to the U.S. Government and its suppliers. The Company also markets its products overseas through its AEL Systems International Division. Sales are made on the basis of competitive bids or negotiated contracts, primarily through direct contact between the Company's technical and marketing employees and the technical and purchasing representatives of its customers. The Company also generates sales through the use of trade and catalog advertising.

Backlog

     The backlog of firm orders was $121,478,000 at February 25, 1994 and $156,306,000 at February 26, 1993. Approximately 12% of the backlog at February 25, 1994 was firm but unfunded. Approximately 50% of the total backlog consisted of orders from the U.S. Government and 22% from foreign customers. As of February 25, 1994, approximately 29% of the backlog consisted of orders for electronic countermeasures systems including 12% for TACJAM-A and 11% for an order from a foreign government; 7%, orders for jamming simulators; 35%, orders for avionics installation/integration programs, including 17% for ANVIS/HUD; and 19%, orders for radar warning receivers, including 18% for AN/APR-39A. Approximately 70% of the total backlog is expected to be completed in fiscal year 1995.

                           Other Business Information

Research and Development

     During fiscal years 1994, 1993 and 1992 the Company expended approximately $2,162,000, $2,501,000 and $1,742,000, respectively, on
Company-sponsored research and development. In addition, there were expenditures for customer-sponsored research and development which are not readily identifiable since many contracts awarded to the Company have R&D effort commingled with production effort. In customer-sponsored research and development contracts, the proprietary rights to the development belong to the customer; however, the Company generally obtains technical know-how which it may be able to apply in other fields.

     Fluctuations in company-sponsored R&D result from changes in the allocation of available cash and technical resources, including personnel. Company-sponsored R&D may lead to innovations which are attractive to potential customers and which may then be adapted to the customer's needs and incorporated into systems. The Company's R&D focus is to create technological and bidding advantages in major new system programs.

     As a result of its research and development efforts, the Company may become one of a small number of suppliers of the items developed, which may result in the award of production contracts to the Company. The Company is significantly involved in the field of advanced electronics which entails a high degree of technological obsolescence resulting from the rapid advancements made both by the Company and others within the industry. It is therefore extremely difficult to measure the useful life of any specific product or service at the time of development.

Employees

     At April 29, 1994 the Company had 1162 employees, 332 of whom are engineers. The Company believes its relations with employees are generally satisfactory. The Company's employees are not covered by collective bargaining agreements.

Foreign Sales

     The Company has no foreign operations. However, foreign sales accounted for approximately 13%, 10% and 15% of consolidated sales and service revenues in fiscal years 1994, 1993 and 1992, respectively. All sales of military products to foreign customers must be approved by the U.S. Government; such approvals are subject to revocation and may be adversely affected by changes in U.S. Government export policy. There exist certain risks inherent in foreign transactions which may not be present in domestic transactions, including currency fluctuations, changes in foreign government policies, differences in international laws and difficulties in negotiating and litigating with foreign entities. The Company has taken reasonable measures to reduce such risks by requiring in appropriate cases payment in U.S. currency, letters of credit, advanced deposits, and by retaining title to goods delivered until payment.

Environmental Matters - See Item 3 of this report.

ITEM 2.  PROPERTIES

     As of May 6, 1994, the Company owned or leased a total of approximately 750,000 square feet of office and plant space with main facilities in Pennsylvania, Illinois, Georgia, Virginia, New Jersey and Ohio. The Company owns most of these facilities. The operations of the Electronic Defense Products and Services business are carried on at all of the Company's main facilities. In order to consolidate its Pennsylvania operations, approximately 50,000 square feet were added to the Company's headquarters facility in fiscal year 1994. No discussion of productive capacity and extent of utilization is provided because the Company is not involved in a traditional manufacturing business. Its products are principally custom designed and sold in small quantities. The present facilities are considered to be suitable, adequate, and well-equipped for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has provided documents relating to the AN/MLQ-T4 Ground Jammer program to the Department of Defense pursuant to a subpoena issued
by its Inspector General in September 1992.   At this time the Company
cannot determine when the Government will complete its investigation or whether it will seek remedies in connection with this investigation.

     In March 1989 the United States Environmental Protection Agency ("EPA") placed a site that includes the Company's Richardson Road property on the National Priorities List for detailed study and cleanup of alleged environmental contamination. A revised Remedial Investigation/Feasibility Study Work Plan, written under the direction of the Company and other potentially responsible parties and under the overall guidance of the EPA, was submitted to the EPA in September 1993. The Company continues to cooperate with the EPA in the study of this site. The cost of performing the Study defined in the Plan and the eventual remediation, if required, is not expected to have a material adverse impact on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended February 25, 1994.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company. Officers serve at the discretion of the Board of Directors.


Name                Age                 Position

Dr. Leon Riebman    74             Chairman of the Board, President
                                        and Chief Executive Officer

George King         56             Executive Vice President and Chief
                                        Financial Officer


  Dr. Riebman is a founder of the Company and has served as a director and Chief Executive Officer since the Company's organization in 1950, and as Chairman of the Board of Directors since 1987. In 1993 he reassumed the role of President, a position he had held from 1950 to 1983. Dr. Riebman is also a director of Ampal Corp. (New York, NY) and Bank & Trust Co. of Old York Road (Willow Grove, PA).

  Mr. King joined the Company as Vice President in 1975 and was named Senior Vice President in 1985 and Executive Vice President in 1992.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

  The Class A common stock of the Company is traded in the over-the-counter market and is listed in the National Market System maintained by the National Association of Securities Dealers under the symbol AELNA. The Class B common stock trades only sporadically in the over-the-counter market, which does not constitute an established public trading market. On May 2, 1994 there were 1546 record holders of Class A common stock and 85 record holders of Class B common stock. The following table sets forth for the periods shown the high and low closing prices for the Company's Class A common stock as furnished by NASDAQ.

Fiscal Year                                    High           Low

1993

  First Quarter..................              8-1/4          7
  Second Quarter.................              8-1/2          5-3/8
  Third Quarter..................              7-1/2          5-1/2
  Fourth Quarter.................              7              5-3/4

1994

  First Quarter..................              7-1/4          5-3/4
  Second Quarter.................              7-1/4          5
  Third Quarter..................              8-1/4          6-1/2
  Fourth Quarter.................              10-1/4         7-1/4


  The Company has never paid, and there are no present plans to pay, a cash dividend on its common stock. Future dividend policy will be determined by the Board of Directors in light of the prevailing financial needs and earnings of the Company and other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA

  The information appearing under the caption "Selected Financial Data" contained in the Company's Annual Report to Shareholders for fiscal year 1994 is incorporated herein by reference.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Shareholders for fiscal year 1994 is incorpor-ated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information listed below appears in the Company's Annual Report to Shareholders for fiscal year 1994 and is incorporated herein by reference.

  Report of Independent Auditors

  Consolidated Balance Sheets at February 25, 1994 and February 26, 1993

  Consolidated Statements of Operations for the three years ended February 25, 1994

  Consolidated Statements of Cash Flows for the three years ended February 25, 1994

  Consolidated Statements of Shareholders' Equity for the three years ended February 25, 1994

  Notes to Consolidated Financial Statements


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information under the caption "Election of Directors" contained in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

  The information under the caption "Executive Compensation" contained in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

  The information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for the 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  No reportable transactions.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                      REPORTS ON FORM 8-K.

  (a)  List of documents filed as part of this report.

       1.  Financial statements

            a.   The financial statements of the Company
                 set forth under Item 8 of this report.

            b. The financial statement schedules listed in the accompanying index to financial statement schedules.

       2.   Exhibits

            The exhibits listed in the accompanying index to exhibits are filed as part of this annual report. EXHIBITS 10A THROUGH 10K IN THE ACCOMPANYING INDEX TO EXHIBITS, LISTING THE COMPANY'S EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS ARE FILED PURSUANT TO ITEM 14(C) OF THIS REPORT.

  (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of fiscal year 1994.

                                AEL INDUSTRIES, INC.
                      INDEX TO FINANCIAL STATEMENT SCHEDULES
                                    (Item 14)


Schedule V - Property, plant and equipment for the three years ended February 25, 1994

Schedule VI - Accumulated depreciation, depletion and amortization of property, plant and equipment for the three years ended February 25, 1994

Schedule VIII - Valuation and qualifying accounts for the three years ended February 25, 1994

Schedule IX - Short-term borrowings for the three years ended February 25, 1994



All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.










                                           AEL INDUSTRIES, INC.
                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                            FOR THE THREE YEARS ENDED FEBRUARY 25, 1994
                                           (Dollars in Thousands)

                                              Balance    Additions
                                                at          and        Sales      Balance
                                             beginning   transfers      and       at end
Description                                  of period    at cost    Retirements of period
- - ------------------                           ---------   ---------   ---------   ---------
February 28, 1992:
  Land. . . . . . . . . . . . . . . . . . . .  $1,875                              $1,875
  Buildings and improvements . . .             33,157        $672                  33,829
  Machinery, equipment and tools               32,790       2,812        $547      35,055
  Office furniture and equipment. .             9,983       2,508         461      12,030
  Construction in progress. . . . . . .           526        (394)                    132
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $78,331      $5,598      $1,008     $82,921
                                             =========   =========   =========   =========

February 26, 1993:
  Land. . . . . . . . . . . . . . . . . . . .  $1,875         $11                  $1,886
  Buildings and improvements . . .             33,829       1,492                  35,321
  Machinery, equipment and tools               35,055       2,656        $959      36,752
  Office furniture and equipment. .            12,030       2,115          91      14,054
  Construction in progress. . . . . . .           132       2,420                   2,552
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $82,921      $8,694      $1,050     $90,565
                                             =========   =========   =========   =========


February 25, 1994:
  Land. . . . . . . . . . . . . . . . . . . .  $1,886         $11                  $1,897
  Buildings and improvements . . .             35,321       4,935                  40,256
  Machinery, equipment and tools               36,752       2,628         $53      39,327
  Office furniture and equipment. .            14,054       1,364         200      15,218
  Construction in progress. . . . . . .         2,552      (2,552)
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $90,565      $6,386        $253     $96,698
                                             =========   =========   =========   =========










                                              AEL INDUSTRIES, INC.
                             SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
                               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                FOR THE THREE YEARS ENDED FEBRUARY 25, 1994
                                            (Dollars in Thousands)

                                              Balance    Additions
                                                at       charged to    Sales     Balance at
                                             beginning   costs and      and       end of
Description                                  of period   expenses    Retirements  period
- - -----------------                            ---------   ---------   ---------   ---------
February 28, 1992:
  Buildings and improvements . . .             $8,431      $1,495                  $9,926
  Machinery, equipment and tools               20,636       3,177        $561      23,252
  Office furniture and equipment . .            5,779       1,620         321       7,078
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $34,846      $6,292        $882     $40,256
                                             =========   =========   =========   =========

February 26, 1993:
  Buildings and improvements . . .             $9,926      $1,597                 $11,523
  Machinery, equipment and tools               23,252       3,289        $818      25,723
  Office furniture and equipment . .            7,078       1,848          84       8,842
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $40,256      $6,734        $902     $46,088
                                             =========   =========   =========   =========

February 25, 1994:
  Buildings and improvements . . .            $11,523      $1,590                 $13,113
  Machinery, equipment and tools               25,723       3,098         $39      28,782
  Office furniture and equipment . .            8,842       1,831         193      10,480
                                             ---------   ---------   ---------   ---------
            Total. . . . . . . . . . . . . .  $46,088      $6,519        $232     $52,375
                                             =========   =========   =========   =========
















                                           AEL INDUSTRIES, INC.
                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED FEBRUARY 25, 1994
                                           (Dollars in Thousands)

                                                    Balance at   Charged                Balance at
                                                    beginning   to costs &               end of
Description                                         of period   expenses    Deductions   period
- - -----------------                                   ---------   ---------   ---------   ---------
February 28, 1992:

   Allowance for contract losses                     $13,333      $6,425     $12,187 (a)  $7,571
                                                    =========   =========   =========   =========
   Inventory allowance . . . . . . . .                $1,022        $400        $149 (b)  $1,273
                                                    =========   =========   =========   =========
   Allowance for bad debts . . . .                      $200         $20         $19 (c)    $201
                                                    =========   =========   =========   =========


February 26, 1993:

   Allowance for contract losses                      $7,571      $6,494      $9,656 (a)  $4,409
                                                    =========   =========   =========   =========
   Inventory allowance . . . . . . . .                $1,273        $465        $714 (b)  $1,024
                                                    =========   =========   =========   =========
   Allowance for bad debts . . . .                      $201          $7          $7 (c)    $201
                                                    =========   =========   =========   =========


February 25, 1994:

   Allowance for contract losses                      $4,409      $6,650      $7,195 (a)  $3,864
                                                    =========   =========   =========   =========
   Inventory allowance . . . . . . . .                $1,024        $245        $311 (b)    $958
                                                    =========   =========   =========   =========
   Allowance for bad debts . . . .                      $201          $9         $26 (c)    $184
                                                    =========   =========   =========   =========


___________________________________________

(a) Deductions are a result of allowance usage over the terms of the related contracts.
(b) Deductions are a result of physical disposal of inventory for which allowances were previously provided.
(c) Deductions are a result of write-offs of uncollectible accounts receivable for which allowances were previously provided.


                                 AEL INDUSTRIES, INC.
                    SCHEDULE  IX  -  SHORT-TERM  BORROWINGS
                   FOR THE THREE YEARS ENDED FEBRUARY 25, 1994
                                (Dollars in Thousands)

                                                                                                 Weighted
                                    Balance     Interest   Maximum amount    Average amount      average
                                   at the end   Rate at end outstanding       outstanding      interest rate
Category of Borrowing              of period    of period  during period     during period(2)  during period (3)
- - --------------------------------   ---------    ---------  --------------    --------------    ------------
February 28, 1992:
Note payable to bank (1)                 $0          6.5%         $3,875              $912             8.6%



February 26, 1993:
Note payable to bank (1)                 $0          6.0%           $900                $7             6.2%



February 25, 1994
Note payable to bank (1)                 $0          6.0%             $0                $0             0.0%




________________________________________________

(1) Note payable to bank represents borrowings under a line of credit agreement The agreement existing at February 25, 1994 expires
      June 30, 1994 at which time it will be reviewed for renewal.
(2) The average amount outstanding during the period is computed by dividing the total daily outstanding principal balances by the total days in the fiscal year.
(3) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.










                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AEL INDUSTRIES, INC.
Attest:


/s/John R. Cox                        By: /s/George King
John R. Cox                               George King, Executive Vice
Secretary                                 President and Chief Financial
                                          Officer


Date: May 18, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                       Date

(i)  Principal Executive
     Officer

/s/Leon Riebman               Chairman of the Board       May 18, 1994
Leon Riebman

(ii)  Principal Financial
      Officer

/s/George King                Executive Vice President    May 18, 1994
George King                   and Chief Financial Officer

(iii)  Principal Accounting
       Officer

/s/John F. Sharkey            Vice President, Finance     May 18, 1994
John F. Sharkey





Signature                          Title               Date

(iv)  A Majority of the Board
      of Directors


/s/Francis J. Dunleavy             Director            May 18, 1994
Francis J. Dunleavy


/s/Frederick R. Einsidler          Director            May 18, 1994
Frederick R. Einsidler


/s/Conrad J. Fowler                Director            May 18, 1994
Conrad J. Fowler


/s/Leeam Lowin                     Director            May 18, 1994
Leeam Lowin


/s/Lloyd W. Moffit                 Director            May 18, 1994
Lloyd W. Moffit

/s/Claire E. Riebman               Director            May 18, 1994
Claire E. Riebman


/s/Leon Riebman                    Director            May 18, 1994
Leon Riebman

INDEX TO EXHIBITS



3A Articles of Incorporation as amended and restated through April 2, 1993. (Incorporated by reference to Exhibit 3A in the
     Company's Form 10K Report for the fiscal year ended February 26,
     1993)

3B Bylaws as amended through April 22, 1993. (Incorporated by reference to Exhibit 3B in the Company's Form 10-K Report for the fiscal year ended February 26, 1993)

10A  Incentive Stock Option Plan effective January 1, 1992
     (Incorporated by reference to Exhibit 10A in the Company's Form 10-K Report for the fiscal year ended February 28, 1992)

10B Nonqualified Stock Option Plan as amended through April 10, 1991 (Incorporated by reference to Exhibit 10B in the Company's Form 10-K Report for the fiscal year ended February 22, 1991)

10C AEL Bonus Plan for Senior Employees amended and restated as of February 28, 1992 (Incorporated by reference to Exhibit 10C in the Company's Form 10-K Report for the fiscal year ended February 28, 1992)

10D  Stock Repurchase Agreement dated April 16, 1986 between AEL
     Industries, Inc. and Leon Riebman (Incorporated by reference to
     Exhibit 10G in the Company's Form 10-K Report for the fiscal year ended February 28, 1986)

10E Employment and Retirement Agreement dated January 9, 1982 between AEL Industries, Inc. and Leon Riebman (Incorporated by reference to Exhibit 10A in the Company's Form 10-K Report for the fiscal year ended February 26, 1982)

10F Amendment No. 1 dated November 14, 1991 to Employment and Retirement Agreement dated January 9, 1982 between AEL Industries, Inc. and Leon Riebman (Incorporated by reference to Exhibit 10F in the Company's Form 10-K Report for the fiscal year ended February 28, 1992)

10G Employment and Retirement Agreement dated October 15, 1980 between AEL Industries, Inc. and Conrad J. Fowler (Incorporated by reference to Company's S-1 Registration Statement No. 2-71264, Amendment No. 2, dated May 15, 1981)

10H Supplemental Benefits Agreement dated April 25, 1988, Between AEL Industries, Inc. and Mark H. Ronald (Incorporated by reference to
     Exhibit 10I in the Company's Form 10-K Report for the fiscal year ended February 24, 1989)

10I Change of Control, Nonqualified Stock Option and Supplemental Benefits Agreements dated May 16, 1988, between AEL Industries, Inc. and George King (Incorporated by reference to Exhibit 10I in the Company's Form 10-K Report for the fiscal year ended February 24, 1989)

10J Agreements between AEL Industries, Inc. and Senior Executives dated as of August 1, 1993.

10K Agreement between AEL Industries, Inc. and Teachers Insurance and Annuity Association of America dated March 30, 1988 (Incorporated by reference to Exhibit 10M in the Company's Form 10-K Report for the fiscal year ended February 24, 1989)

11   Statement re computation of per share earnings (or loss)

13 Portions of 1994 Annual Report to Shareholders specifically incorporated by reference elsewhere in this report.

22   List of Subsidiaries

23   Consent of Ernst & Young