Form 10-Q
period 1994-05-27
AEL INDUSTRIES INC
filed 1994-07-11
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended May 27, 1994
                             ____________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


              Class                    Outstanding at July 1, 1994
__________________________________     ______________________________

Class A common stock, $1 par value               3,336,687
Class B common stock, $1 par value                 434,717

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

                 THIRTEEN WEEKS ENDED May 27, 1994

                               INDEX

                                            PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance        3
         Sheets - May 27, 1994 and
         February 25, 1994

         Consolidated Statements of Opera-     4
         tions Thirteen Weeks Ended May 27,
         1994 and May 28, 1993

         Consolidated Statements of Cash       5
         Flows - Thirteen Weeks Ended
         May 27, 1994 and May 28, 1993

         Notes to Condensed Consolidated       6
         Financial Statements

         Management's Discussion and           7
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports
                 on Form 8-K                 10

         Signature                           11



       PART I. FINANCIAL INFORMATION                             FORM 10-Q
                AEL INDUSTRIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands)

                                                                   May 27,               February 25,
                                                                     1994                    1994
                                                                 _____________           _____________
ASSETS

Current assets:
    Cash and equivalents                                              $6,220                 $10,414
     Marketable securities                                               553                   1,428
     Receivables, including unbilled amounts
          of $29,171 at May 27, 1994 and
          $26,985 at February 25, 1994:
          U. S. Government                                            38,425                  35,717
          Other                                                        3,796                   4,202
                                                                 _____________           _____________
                                                                      42,221                  39,919

     Inventories                                                       3,115                   4,375
     Deferred income taxes                                             2,958                   2,646
     Other current assets                                                526                     238
                                                                 _____________           _____________
          Total current assets                                        55,593                  59,020

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $53,782 at May 27, 1994
     and $52,375 at February 25, 1994)                                44,015                  44,323
Other assets                                                           5,719                   5,813
                                                                 _____________           _____________
                                                                    $105,327                $109,156
                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $4,352                  $4,795
    Accrued salaries, wages and employee benefits                      5,490                   5,811
    Other current liabilities                                         15,267                  13,631
    Current portion of long-term debt                                  3,842                   5,542
                                                                 _____________           _____________
          Total current liabilities                                   28,951                  29,779

Long-term debt, net of current portion                                16,234                  19,599
Other liabilities                                                      1,724                   1,713

Commitments and contingent liabilities
    Note 3

Shareholders' equity                                                  58,418                  58,065
                                                                 _____________           _____________
                                                                    $105,327                $109,156
                                                                 ============            ============


                                          See accompanying notes

     AEL INDUSTRIES, INC.                                  FORM 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                        Thirteen            Thirteen
                                                       Weeks Ended         Weeks Ended
                                                      May 27, 1994        May 28, 1993
                                                     ________________    ________________
Sales and service revenues                                  $30,574             $30,731

Operating costs and expenses:
   Cost of products and services                             23,088              23,277
   Administrative and selling expenses                        4,509               4,635
   Bid and proposal costs                                     1,615               1,365
   Research and development costs                               577                 405
                                                     ________________    ________________
                                                             29,789              29,682
                                                     ________________    ________________
Operating income                                                785               1,049

Interest expense                                               (369)               (489)
Investment income                                                84                 151
Other income (expense), net                                     (20)                 87
                                                     ________________    ________________


Income before income taxes                                      480                 798

Income tax provision                                            144                 360
                                                     ________________    ________________


Net income                                                     $336                $438
                                                     ===============     ===============

Net income per share                                           $.09                $.12
                                                     ===============     ===============

Weighted average shares outstanding                       3,816,000           3,764,000
                                                     ===============     ===============



                                                     See accompanying notes

                       AEL INDUSTRIES, INC.                         FORM 10-Q
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)

                                                                              Thirteen              Thirteen
                                                                                Weeks                 Weeks
                                                                                Ended                 Ended
                                                                            May 27, 1994          May 28, 1993
                                                                           ________________      ________________
Cash flows from operating activities:
  Net income                                                                         $336                  $438
  Adjustments to reconcile net income
    to net cash provided by operating activities:
          Depreciation                                                              1,616                 1,648
          Amortization of other assets                                                101                   103
          Deferred income taxes                                                      (215)                  234
          Accrued retirement benefits                                                  11                    (4)
          Other                                                                      (104)
  (Increase) decrease in receivables                                               (2,302)                6,085
  (Increase) decrease in inventories and other
    current assets                                                                    972                (2,055)
  Increase (decrease) in accounts payable, accrued
   liabilities and other current liabilities                                          872                (3,842)
                                                                           ________________      ________________
    Net cash provided (absorbed) by operating
        activities                                                                  1,287                 2,607
                                                                           ________________      ________________
Cash flows from investing activities:
  Additions to property, plant and equipment                                       (1,333)               (2,137)
  Liquidations of marketable securities                                               875                 4,436
  Other                                                                                25                     8
                                                                           ________________      ________________

    Net cash provided (absorbed) by investing activities                             (433)                2,307
                                                                           ________________      ________________
Cash flows from financing activities:
  Reductions in long-term debt                                                     (5,065)               (6,706)
  Other                                                                                17                     4
                                                                           ________________      ________________
    Net cash absorbed by financing activities                                      (5,048)               (6,702)

Decrease in cash and equivalents                                                   (4,194)               (1,788)
Cash and equivalents at beginning of period                                        10,414                 4,168
                                                                           ________________      ________________
Cash and equivalents at end of period                                              $6,220                $2,380
                                                                           ===============       ===============

                                                                                                 See accompanying notes

                                                                                                          Page 5 of 13


                                                        FORM 10-Q
                        AEL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made and are of a normal, recurring nature.

    The condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the fiscal year ended February 25, 1994.


2. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. During the quarter ended May 27, 1994, adjustments to contract cost estimates had a net unfavorable impact on income of $2,100,000, compared with a net unfavorable impact of $1,400,000 for adjustments of the same nature during the comparable period ended May 28, 1993.

    Other current liabilities at May 27, 1994 and February 25, 1994 include allowances for contract losses and other contract allowances aggregating $4,000,000 and $3,900,000, respectively.

3. From time to time, the Company may be involved in lawsuits, investigations and other legal proceedings arising from the ordinary conduct of its business with the U.S. Government and others. One such action relates to the U.S. Environmental Protection Agency (EPA) which, in 1989, placed a site that includes the Company's Richardson Road property on the National Priorities List for detailed study and cleanup of alleged environmental contamination. The Company continues to cooperate with the EPA in the study of this site. In the opinion of management, except for the matter described below, these legal proceedings will not have a material adverse effect on consolidated financial position.

    The Company has provided documents, relating to its AN/MLQ-T4 Ground Jammer program, to the Department of Defense pursuant to a subpoena issued by its Inspector General in September 1992. At this time, management is unable to determine when the Government will complete its investigation or whether it will seek any remedies as a result of its investigation.
6 of 11

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) ended May 27, 1994, as compared with the thirteen weeks (quarter) ended May 28, 1993, and its consolidated financial condition at May 27, 1994. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.

Results of Operations

    Sales and service revenues of $30,574,000 for the quarter ended May 27, 1994 were essentially unchanged from the amount of revenues reported for the quarter ended May 28, 1993. The avionics installation/integration programs contributed 34% of revenues in the current year compared with 27% in the comparable period of the prior year. In particular, two avionics programs, the ANVIS/HUD program and a program with a foreign customer, provided significantly higher revenues in the current year, while revenues from the QF-106 program
declined considerably in the current year.   Sales were also
favorably impacted in the current year by higher revenues from TACJAM-A, an electronic countermeasures program, and the APR-39A radar warning receiver program. These programs provided 14% and 10%, respectively, of the current year's revenues compared with 8% and 7% of the prior year's revenues. Revenues from the Band 9/10 program, another electronic countermeasures program, decreased to 9% of consolidated revenues in the current year from 13% in the prior year.

    Operating income for the quarter ended May 27, 1994 was $785,000 as compared with $1,049,000 for the quarter ended May 28, 1993. Gross margins followed sales and service revenues and were essentially unchanged from the comparable period in the prior year.
A favorable overhead spending performance reflected in the current year's gross margin was offset by a $700,000 increase in contract cost estimate and profitability adjustments. Additionally impacting operating income for the quarter ended May 27, 1994, administrative and selling expenses decreased $126,000, while bid and proposal costs and research and development costs increased $250,000 and $172,000, respectively, from the amounts reported in the quarter ended May 28, 1993.

    Interest expense for the quarter ended May 27, 1994 decreased $120,000 from the comparable period of the prior year due to lower average borrowing levels. In April 1993 and April 1994, the Company repaid $6,600,000 and $5,000,000, respectively, of its $20,000,000,
10.03% unsecured note payable. Investment income for the quarter ended May 27, 1994 decreased $67,000 from the comparable period of the prior year due primarily to the liquidation of marketable securities to meet the aforementioned debt repayments and to fund capital expenditures. Other income for the quarters ended May 27, 1994 and May 28, 1993 included $202,000 and $299,000, respectively, for royalties received under a license agreement with a foreign vendor.
                            Page 7 of 11

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The income tax provision for the quarter ended May 27, 1994 is based on an annual effective tax rate of 30% which is consistent with the annual effective tax rate in fiscal year 1994. The income tax provision for the quarter ended May 28, 1993 was based upon an original estimated annual effective tax rate of 45% which was subsequently adjusted in fiscal year 1994 due to the retroactive re-enactment of federal income tax research credits recorded in the Company's third quarter of fiscal year 1994.

    The Company had a firm orders backlog of approximately $104,100,000 (13% unfunded) at May 27, 1994 compared to $121,500,000
(12% unfunded) at February 25, 1994. The decline in firm orders backlog is due to the Government's delays in funding on several of the Company's major development programs. Additional awards expected during the second half of fiscal year 1995 should increase backlog by the end of the fiscal year.

    Operating results for the remainder of fiscal year 1995 will be influenced by various internal and external factors. The Company is presently engaged in several programs involving complicated engineering development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities have resulted in increased contract cost estimates in the past and could have the same result in the future. The Company could also encounter similar risks on other long-term contracts and such factors could impact future operating results. In addition, the Company continues to seek high-technology seed programs which are intended to provide a base for the Company's future operations. Such programs may require contract investment provisions or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds.

    Ongoing changes in many countries around the world have resulted in the U.S. Government reassessing its approach to national defense spending. Although it is clear that defense spending will continue to decline, it is unclear how that spending will be redirected. Management is continuing its strategic planning efforts in order to enhance the Company's ability to be responsive to the Government's requirements and to select products and business areas which will enable the Company to effectively compete and perform in a very demanding marketplace. Although the uncertainties of future world events and the corresponding changes in national defense spending hang over the defense industry, the Company's products, heavily concentrated in the field of defense electronics, and man-agement's constant thrust to improve its design, manufacturing and quality systems, provide the Company with the prerequisites to be competitive. The U.S. Government and its suppliers continue to be the most significant customers to the Company, and a significant reduction in one or more of the Company's major defense programs, existing or anticipated, could adversely effect the Company's future operating results. In addition to its business with the U.S. Government, the Company continues to seek commercial applications for its products.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    The Company from time to time is subject to claims and investigations arising from the conduct of its business with the U.S. Government. Under one such investigation, the Company has supplied the Inspector General of the Department of Defense with certain documents related to the AN/MLQ-T4 Ground Jammer program. At this time, management is unable to determine when the Government will complete its investigation or whether the Government will seek remedies as a result if its investigation. This matter and other ongoing legal matters which may impact future operating results are described in Note 3 to the consolidated financial statements.

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through the liquidation of short-term investments and borrowings under a line of credit agreement. Cash flows for the quarter ended May 27, 1994 were provided through operations and liquidation of marketable securities, and were absorbed to repay long-term debt and fund capital expenditures. At May 27, 1994, the Company had available cash and equivalents and highly liquid marketable securities totalling $6,800,000, and a line of credit agreement, which expires July 31, 1994, providing for borrowings up to $5,000,000, including $500,000 set aside for foreign currency transactions. The Company expects to renew the line of credit agreement at essentially the same terms and for an amount required to satisfy its needs for the foreseeable future.

    The ratio of current assets to current liabilities was 1.9 to 1 at May 27, 1994 compared with 2.0 to 1 at February 25, 1994. The long-term debt to equity ratio of .3 to 1 at May 27, 1994 was essentially unchanged from the ratio at February 25, 1994. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1995.

    The Company agreed in 1993 to pay the U.S. Government
$2,200,000 in settlement of civil claims pertaining to the pricing of a 1985 fixed-price contract modification. Pursuant to that agreement, the Company paid two installments of $1,100,000 in July 1993 and June 1994.

    With a substantial amount of highly liquid assets and a strong working capital position at May 27, 1994, capital resources should be sufficient to meet the Company's operating needs for the foreseeable future, as well as long-term debt maturities and other anticipated cash outlays.

                                                        FORM 10-Q

                     PART II. OTHER INFORMATION

                        AEL INDUSTRIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - None


(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the thirteen week period ended May 27, 1994.

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











                        AEL INDUSTRIES, INC.
____________________________________________________________________
                            (Registrant)










Date:July 8, 1994                    /S/ John F. Sharkey
    ____________                  _______________________
                                      John F. Sharkey
                                  Vice President, Finance