Form 10-Q
period 1994-08-26
AEL INDUSTRIES INC
filed 1994-10-07
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended August 26, 1994
                             _______________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


               Class                   Outstanding at September 30, 1994
__________________________________     _________________________________

Class A common stock, $1 par value               3,347,052
Class B common stock, $1 par value                 434,717

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

               TWENTY-SIX WEEKS ENDED AUGUST 26, 1994

                               INDEX

                                            PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance        3
         Sheets - August 26, 1994 and
         February 25, 1994

         Consolidated Statements of Oper-      4
         ations Thirteen and Twenty-Six
         Weeks Ended August 26, 1994 and
         August 27, 1993

         Consolidated Statements of Cash       5
         Flows - Twenty-Six Weeks Ended
         August 26, 1994 and August 27,
         1993

         Notes to Condensed Consolidated       6
         Financial Statements

         Management's Discussion and           7
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports
                 on Form 8-K                  10

         Signature                            11



       PART I. FINANCIAL INFORMATION                             FORM 10-Q
                AEL INDUSTRIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands)
                                                                  August 26,             February 25,
                                                                     1994                    1994
                                                                 _____________           _____________
ASSETS

Current assets:
    Cash and equivalents                                              $7,023                 $10,414
     Marketable securities                                               534                   1,428
     Receivables, including unbilled amounts
          of $24,608 at August 26, 1994 and
          $26,985 at February 25, 1994:
          U. S. Government                                            32,537                  35,717
          Other                                                        4,724                   4,202
                                                                 _____________           _____________
                                                                      37,261                  39,919

     Inventories                                                       2,215                   4,375
     Deferred income taxes                                             2,694                   2,646
     Other current assets                                                470                     238
                                                                 _____________           _____________
          Total current assets                                        50,197                  59,020

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $55,166 at August 26, 1994
     and $52,375 at February 25, 1994)                                43,442                  44,323
Other assets                                                           5,673                   5,813
                                                                 _____________           _____________
                                                                     $99,312                $109,156
                                                                 =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $2,111                  $4,795
    Accrued salaries, wages and employee benefits                      5,667                   5,811
    Other current liabilities                                         11,018                  13,631
    Current portion of long-term debt                                  3,842                   5,542
                                                                                         _____________
          Total current liabilities                                   22,638                  29,779

Long-term debt, net of current portion                                16,131                  19,599
Other liabilities                                                      1,744                   1,713

Commitments and contingent liabilities
    Note 3

Shareholders' equity                                                  58,799                  58,065
                                                                 _____________           _____________
                                                                     $99,312                $109,156
                                                                 ============            ============
                                          See accompanying notes
                                                       Page 3 of 11

               AEL INDUSTRIES, INC.                                       FORM 10-Q
      CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                        Thirteen           Thirteen          Twenty-Six         Twenty-Six
                                                      Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                                     August 26, 1994    August 27, 1993    August 26, 1994    August 27, 199
                                                     ________________   ________________   ________________   ______________
Sales and service revenue                                  $30,911            $27,754            $61,485            $58,485

Operating costs and expenses:
   Cost of products and services                            23,712             20,917             46,800             44,194
   Administrative and selling expenses                       4,177              4,054              8,686              8,689
   Bid and proposal costs                                    1,600              1,031              3,215              2,396
   Research and development costs                              406                559                983                964
                                                     ________________   ________________   ________________   ______________
                                                            29,895             26,561             59,684             56,243
                                                     ________________   ________________   ________________   ______________
Operating income                                             1,016              1,193              1,801              2,242

Interest expense                                              (307)              (376)              (676)              (865)
Investment income                                               58                119                142                270
Other expense, net of other income                            (261)              (205)              (281)              (118)
                                                     ________________   ________________   ________________   ______________

Income before income taxes                                     506                731                986              1,529

Income tax provision                                           152                326                296                686
                                                     ________________   ________________   ________________   ______________
Net Income                                                    $354               $405               $690               $843
                                                     ================   ================   ================   ==============

Net income per share                                         $0.09              $0.10              $0.18              $0.22
                                                     ================   ================   ================   ==============

Weighted average shares outstanding                      3,820,000          3,751,000          3,818,000          3,755,000
                                                     ================   ================   ================   ==============

                                                                        See accompanying notes

                                                                               Page 4 of 11
















                       AEL INDUSTRIES, INC.                                               FORM 10-Q
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                                             Twenty-Six            Twenty-Six
                                                                                Weeks                 Weeks
                                                                                Ended                 Ended
                                                                           August 26, 1994       August 27, 1993
                                                                           ________________      ________________
Cash flows from operating activities:
  Net income                                                                         $690                  $843
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                  3,188                 3,281
      Amortization of other assets                                                    206                   204
      Deferred income taxes                                                            67                   606
      Accrued retirement benefits                                                      31                  (334)
      Other                                                                          (181)
  Decrease in receivables                                                           2,658                 8,177
  (Increase) decrease in inventories and other current assets                       1,928                (2,278)
  Decrease in accounts payable, accrued
   liabilities and other current liabilities                                       (5,441)               (6,211)
                                                                           ________________      ________________

    Net cash provided by operating activities                                       3,146                 4,288
                                                                           ________________      ________________
Cash flows from investing activities:
  Additions to property, plant and equipment                                       (2,352)               (3,761)
  Liquidations of marketable securities                                               894                 7,978
  Other                                                                                45                     9
                                                                           ________________      ________________
    Net cash provided (absorbed) by investing
        activities                                                                 (1,413)                4,226
                                                                           ________________      ________________
Cash flows from financing activities:
  Reductions in long-term debt                                                     (5,168)               (6,810)
  Other                                                                                44                     8
                                                                           ________________      ________________
    Net cash absorbed by financing activities                                      (5,124)               (6,802)

Increase (decrease) in cash and equivalents                                        (3,391)                1,712
Cash and equivalents at beginning of period                                        10,414                 4,168
                                                                           ________________      ________________
Cash and equivalents at end of period                                              $7,023                $5,880
                                                                           =================     ================


                                                                           See accompanying notes

                                                                                    Page 5 of 11

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

2. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. During the quarter and six months ended August 26, 1994, contract cost estimates and profitability adjustments resulted in net charges to income of $1,200,000 and $3,300,000, respectively, compared with net charges of $1,600,000 and $3,000,000 for adjustments of the same nature during the comparable periods ended August 27, 1993.

    Other current liabilities at August 26, 1994 and February 25,
1994 include allowances for contract losses and other contract allowances aggregating $4,600,000 and $3,900,000, respectively.

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

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) and twenty-six weeks (six months) ended August 26, 1994, as compared with the thirteen weeks (quarter) and twenty-six weeks (six months) ended August 27, 1993, and its consolidated financial condition at August 26, 1994. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.

Results of Operations

    Sales and service revenues for the quarter and six months ended August 26, 1994 were $30,911,000 and $61,485,000, increases of 11%
and 5% over revenues reported for the comparable periods ended August 27, 1993. The current year was favorably impacted by higher revenues from TACJAM-A, an electronic countermeasures program which provided 16% and 15% of total revenues in the current year's quarter and six month periods, up from 5% and 7% for the comparable periods of the prior year. In addition, an avionics installation/integration program with a foreign customer generated 9% of the current year's revenues, up from only 1% in the prior year. For avionics programs on the whole, revenues were fairly stable, providing 35% of total revenues in the current year's quarter and six month periods, compared with 38% and 32% in the corresponding periods of the prior year. Programs such as the QF-106 avionics program, the Type 18 ADF electronic surveillance measures program and several radar environmental simulator programs all contributed less to total revenues in the current year due to the maturity of those programs. Finally, revenues from the Band 9/10 electronic countermeasures program fell to 6% of total revenues in the current year from 10% in the prior year.

    Operating income for the quarter and six months ended August
26, 1994 was $1,016,000 and $1,801,000, respectively, down from
$1,193,000 and $2,242,000 reported for the comparable periods ended August 27, 1993. In comparing the quarters ended August 26, 1994 and August 27, 1993, the decrease in operating income was primarily due to an increase of $569,000 in bid and proposal spending, offset by a reduction of $400,000 in adverse contract cost estimates and profitability adjustments. In comparing the six month periods ended August 26, 1994 and August 27, 1993, the decrease in operating income was primarily due to an increase of $819,000 in bid and proposal spending combined with an increase of $300,000 in adverse contract cost estimates and profitability adjustments, offset by the favorable impact of increased revenues in the current year. The higher bid and proposal spending in the current year reflects the Company's continued bidding activity for development programs and other long-term business opportunities.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Interest expense for the quarter and six months ended August
26, 1994 decreased $69,000 and $189,000, respectively, from the comparable periods of the prior year due to lower average borrowing levels. In April 1993 and April 1994, the Company repaid $6,600,000 and $5,000,000, respectively, of its $20,000,000, 10.03% unsecured note payable. Investment income for the quarter and six months ended August 26, 1994 decreased $61,000 and $128,000, respectively, from the comparable periods of the prior year primarily due to the liquidation of marketable securities to meet the aforementioned debt repayments and to fund capital expenditures. Other income for the six months ended August 26, 1994 and August 27, 1993 included $202,000 and $299,000, respectively, for royalties received under a license agreement with a foreign vendor.

    The income tax provision for the six months ended August 26, 1994 is based on an annual effective tax rate of 30% which is consistent with the annual effective tax rate in fiscal year 1994. The income tax provision for the first six months of fiscal year 1994 was based upon an original estimated annual effective tax rate of 45% which was subsequently adjusted due to the retroactive re-enactment of federal income tax research credits recorded in the Company's third quarter of fiscal year 1994.

    The Company had a firm orders backlog of approximately
$99,800,000 (9% unfunded) at August 26, 1994 compared to $121,500,000
(12% unfunded) at February 25, 1994. The firm orders backlog is not expected to change substantially throughout the balance of the current fiscal year.

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

    Ongoing changes in many countries around the world have resulted in the U.S. Government reassessing its approach to national defense spending. Although it is clear that defense spending will continue to decline, it is unclear how that spending will be redirected. Management is continuing its strategic planning efforts in order to enhance the Company's ability to be responsive to the Government's requirements and to select products and business areas which will enable the Company to effectively compete and perform in a

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


very demanding marketplace. Although the uncertainties of future world events and the corresponding changes in national defense spending hang over the defense industry, the Company's products, heavily concentrated in the field of defense electronics, and man-agement's constant thrust to improve its design, manufacturing and quality systems, provide the Company with the prerequisites to be competitive. The U.S. Government and its suppliers continue to be the most significant customers to the Company, and a significant reduction in one or more of the Company's major defense programs, existing or anticipated, could adversely effect the Company's future operating results. In addition to its business with the U.S. Government, the Company continues to seek commercial applications for its products and services, including the development of a line of wide dynamic range fiber optic links for use in CATV and cellular communications systems, and expansion of its aircraft modification business into commercial aviation.

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

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through the liquidation of short-term investments and borrowings under a line of credit agreement. Cash flows for the six months ended August 26, 1994 were provided through operations and the liquidation of marketable securities, and were absorbed to repay long-term debt and fund capital expenditures. At August 26, 1994, the Company had available cash and equivalents and highly liquid marketable securi-ties totalling $7,600,000, and a line of credit agreement, which expires June 30, 1995, providing for borrowings up to $5,000,000, in-cluding $500,000 set aside for foreign currency transactions.

    The ratio of current assets to current liabilities was 2.2 to 1 at August 26, 1994 compared with 2.0 to 1 at February 25, 1994. The long-term debt to equity ratio of .3 to 1 at August 26, 1994 was essentially unchanged from the ratio at February 25, 1994. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1995.

    With a substantial amount of highly liquid assets and a strong working capital position at August 26, 1994, capital resources should be sufficient to meet the Company's operating needs for the fore-seeable future, as well as long-term debt maturities and other anticipated cash outlays.

                                                        FORM 10-Q

                     PART II. OTHER INFORMATION

                        AEL INDUSTRIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - None


(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the twenty-six week period ended August 26, 1994.

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











                        AEL INDUSTRIES, INC.
____________________________________________________________________
                            (Registrant)










Date:    October 7, 1994                      /S/ John F. Sharkey
         _______________                    _______________________
                                                  John F. Sharkey
                                            Vice President, Finance