Form 10-Q
period 1994-11-25
AEL INDUSTRIES INC
filed 1995-01-09
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended November 25, 1994
                             _________________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


            Class                        Outstanding at January 3, 1995
__________________________________     _________________________________

Class A common stock, $1 par value               3,350,197
Class B common stock, $1 par value                 434,717

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

               THIRTY-NINE WEEKS ENDED NOVEMBER 25, 1994

                               INDEX

                                            PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance        3
         Sheets - November 25, 1994 and
         February 25, 1994

         Consolidated Statements of Oper-      4
         ations Thirteen and Thirty-Nine
         Weeks Ended November 25, 1994 and
         November 26, 1993

         Consolidated Statements of Cash       5
         Flows - Thirty-Nine Weeks Ended
         November 25, 1994 and November 26,
         1993

         Notes to Condensed Consolidated       6
         Financial Statements

         Management's Discussion and           8
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports
                 on Form 8-K                  11

         Signature                            12



       PART I. FINANCIAL INFORMATION                                            FORM 10-Q
                AEL INDUSTRIES, INC.
        CONDENSED CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands)
                                                                 November 25,            February 25,
                                                                     1994                    1994
                                                                 _____________           _____________
ASSETS

Current assets:
    Cash and equivalents                                              $3,232                 $10,414
     Marketable securities                                               524                   1,428
     Receivables, including unbilled amounts
          of $26,734 at November 25, 1994 and
          $28,313 at February 25, 1994:
          U. S. Government                                            36,570                  35,717
          Other                                                        3,693                   4,202
                                                                 _____________           _____________
                                                                      40,263                  39,919

     Inventories                                                       1,136                   4,375
     Deferred income taxes                                             2,001                   2,646
     Other current assets                                                344                     238
                                                                 _____________           _____________
          Total current assets                                        47,500                  59,020

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $56,728 at November 25, 1994
     and $52,375 at February 25, 1994)                                42,993                  44,323
Other assets                                                           5,705                   5,813
                                                                 _____________           _____________
                                                                     $96,198                $109,156
                                                                 =============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $2,128                  $4,795
    Accrued salaries, wages and employee benefits                      5,064                   5,811
    Other current liabilities                                          8,114                  13,631
    Current portion of long-term debt                                  3,857                   5,542
                                                                  ____________           _____________
          Total current liabilities                                   19,163                  29,779

Long-term debt, net of current portion                                15,846                  19,599
Other liabilities                                                      1,754                   1,713

Commitments and contingent liabilities
    Note 3

Shareholders' equity                                                  59,435                  58,065
                                                                 _____________           _____________
                                                                     $96,198                $109,156
                                                                 =============           =============
                                          See accompanying notes
                                               Page 3 of 13

               AEL INDUSTRIES, INC.                                                              FORM 10-Q
      CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

                                                        Thirteen           Thirteen         Thirty-Nine        Thirty-Nine
                                                      Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                                  November 25, 1994  November 26, 1993  November 25, 1994  November 26, 1993
                                                  _________________  _________________  _________________  _________________
Sales and service revenue                                  $30,939            $27,292            $92,424            $85,777

Operating costs and expenses:
   Cost of products and services                            23,556             19,992             70,356             64,186
   Administrative and selling expenses                       4,338              4,179             13,024             12,868
   Bid and proposal costs                                    1,228              1,716              4,443              4,112
   Research and development costs                              625                617              1,608              1,581
                                                     ________________   ________________   ________________   ______________
                                                            29,747             26,504             89,431             82,747
                                                     ________________   ________________   ________________   ______________
Operating income                                             1,192                788              2,993              3,030

Interest expense                                              (323)              (431)              (999)            (1,296)
Investment income                                               68                104                210                374
Other expense, net of other income                             (42)               (35)              (323)              (153)
                                                     ________________   ________________   ________________   ______________

Income before income taxes                                     895                426              1,881              1,955

Income tax provision                                           268                                   564                686
                                                     ________________   ________________   ________________   ______________
Net Income                                                    $627               $426             $1,317             $1,269
                                                     ================   ================   ================   ==============

Net income per share                                         $0.16              $0.12              $0.34              $0.34
                                                     ================   ================   ================   ==============

Weighted average shares outstanding                      3,819,000          3,785,000          3,818,000          3,764,000
                                                     ================   ================   ================   ==============

                                                                        See accompanying notes

                                                                            Page 4 of 13
















                       AEL INDUSTRIES, INC.                                                    FORM 10-Q
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in thousands)
                                                                             Thirty-Nine           Thirty-Nine
                                                                                Weeks                 Weeks
                                                                                Ended                 Ended
                                                                           November 25, 1994     November 26, 1993
                                                                           _________________     _________________
Cash flows from operating activities:
  Net income                                                                       $1,317                $1,269
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                  4,749                 4,898
      Amortization of other assets                                                    312                   306
      Deferred income taxes                                                           594                   588
      Accrued retirement benefits                                                      41                  (322)
      Other                                                                          (133)                  (58)
  Decrease in receivables                                                             984                10,804
  (Increase) decrease in inventories and other current assets                       1,805                  (919)
  Decrease in accounts payable, accrued
   liabilities and other current liabilities                                       (8,931)               (7,389)
                                                                           ________________      ________________

    Net cash provided by operating activities                                         738                 9,177
                                                                           ________________      ________________
Cash flows from investing activities:
  Additions to property, plant and equipment                                       (3,465)               (5,358)
  Liquidations of marketable securities                                               904                10,572
  Other                                                                                26                     9
                                                                           ________________      ________________
    Net cash provided (absorbed) by investing
        activities                                                                 (2,535)                5,223
                                                                           ________________      ________________
Cash flows from financing activities:
  Reductions in long-term debt                                                     (5,438)               (6,875)
  Other                                                                                53                    30
                                                                           ________________      ________________
    Net cash absorbed by financing activities                                      (5,385)               (6,845)

Increase (decrease) in cash and equivalents                                        (7,182)                7,555
Cash and equivalents at beginning of period                                        10,414                 4,168
                                                                           ________________      ________________
Cash and equivalents at end of period                                              $3,232               $11,723
                                                                           ================      ================


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

2. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. During the quarter and nine months ended November 25, 1994, contract cost estimates and profitability adjustments resulted in net charges to income of $600,000 and $3,900,000, respectively, compared with net charges of $900,000 and $3,900,000 for adjustments of the same nature during the comparable periods ended November 26, 1993. In addition to the impact of contract cost adjustments, an investment provision of $300,000 was recorded in the prior year quarter and nine months ended November 26, 1993.

    Other current liabilities at November 25, 1994 and February 25, 1994 include $3,600,000 and $3,900,000, respectively, for allowances for contract losses, and $1,300,000 and $4,600,000, respectively, representing billings in excess of revenues recognized on uncompleted contracts. In addition, receivables at November 25, 1994 include unbilled amounts of $2,300,000 for costs subject to future negotiations with the U.S. Government which may not be billed within one year.

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

                                                        FORM 10-Q
                        AEL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    The Company continues to cooperate with the Department of Defense in an investigation which commenced in 1992 regarding the AN/MLQ-T4 Ground Jammer program. At this time, management is unable to determine when the Government will complete its inquiry or whether it will seek any remedies.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 25, 1994, as compared with the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 26, 1993, and its consolidated financial condition at November 25, 1994. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.

Results of Operations

    Sales and service revenues for the quarter and nine months ended November 25, 1994 were $30,939,000 and $92,424,000, increases of 13% and 8% over revenues reported for the comparable periods ended November 26, 1993. The current year was favorably impacted by higher revenues from TACJAM-A, an electronic countermeasures program, which provided 16% and 15% of total revenues in the current year's quarter and nine month periods, up from 5% and 6% for the comparable periods of the prior year. In addition, two avionics installation/integration programs provided significantly higher revenues in the current year. One avionics program with a foreign customer generated 8% of the current year's revenues, up from only 2% in the prior year. The other avionics program, the ANVIS/HUD program, generated 10% of the current year's revenues, up from 6% in the prior year. Avionics programs in the aggregate provided 40% and 37% of total revenues in the current year's quarter and nine month periods, compared with 33% and 32% in the corresponding periods of the prior year. On the other hand, several radar environmental simulator programs and other programs such as the Type-18 ADF electronic surveillance measures program contributed less to total revenues in the current year due to program maturation. Finally, revenues from the Band 9/10 electronic count-ermeasures program fell to 6% of total revenues in the current year from 10% in the prior year.

    Operating income for the quarter and nine months ended November 25, 1994 was $1,192,000 and $2,993,000, respectively, compared with $788,000 and $3,030,000 reported for the comparable periods ended November 26, 1993. In comparing the quarters ended November 25, 1994 and November 26, 1993, the increase in operating income was primarily due to a decrease of $300,000 in adverse cost estimates and profitability adjustments, no contract investment provisions in the current year (a $300,000 provision occurred in the prior year), and a decrease of $488,000 in bid and proposal spending. These favorable items were partially offset by overall lower gross margins on revenues for the current year's quarter and a $159,000 increase in administrative and selling expenses. Although revenues in the current year increased over the prior year, the increase, when comparing the two quarters, was primarily attributable to programs with little or no gross margin, thereby significantly reducing the impact of increased revenues on operating income. That same revenue mix factor which impacted the gross margin comparisons for the quarters had a

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


less significant impact on a year to date basis, and, in comparing the nine month periods in the current and prior years, the increased revenues in the current year had an overall favorable impact on gross margins. That favorable impact, however, was offset by increases in bid and proposal spending and administrative and selling expenses, resulting in an overall slight decrease in operating income for the nine month period of the current year.

    Interest expense for the quarter and nine months ended November 25, 1994 decreased $108,000 and $297,000, respectively, from the comparable periods of the prior year due to lower average borrowing levels. In April 1993 and April 1994, the Company repaid $6,600,000 and $5,000,000, respectively, of its $20,000,000, 10.03% unsecured note payable. Investment income for the quarter and nine months ended November 25, 1994 decreased $36,000 and $164,000, respectively, from the comparable periods of the prior year primarily due to the liquidation of marketable securities to meet the aforementioned debt repayments and to fund capital expenditures. Other income for the nine months ended November 25, 1994 and November 26, 1993 included $243,000 and $498,000, respectively, for royalties received under a license agreement with a foreign vendor.

    The income tax provision for the nine months ended November 25, 1994 is based on an annual effective tax rate of 30% which is consistent with the annual effective tax rate in fiscal year 1994. The income tax provision for the first nine months of fiscal year 1994 was based upon an estimated annual effective tax rate of 35% which included the impact of an adjustment to the tax rate for the retroactive re-enactment of federal income tax research credits recorded in the Company's third quarter of fiscal year 1994.

    The Company had a firm orders backlog of approximately $
93,512,000, (5% unfunded) at November 25, 1994 compared to
$121,500,000 (12% unfunded) at February 25, 1994. The firm orders backlog is not expected to change substantially throughout the balance of the current fiscal year.

    Operating results for the remainder of fiscal year 1995 and beyond will be influenced by various internal and external factors. The Company is presently engaged in several programs involving complicated engineering development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities have resulted in increased contract cost estimates in the past and could have the same result in the future. The Company could also encounter similar risks on other long-term contracts and such factors could impact future operating results. The Company presently has a program for which certain unanticipated incurred costs are subject to future negotiations with the U.S. Government, and the outcome of those negotiations could impact future operating results. At November 25,1994, the Company had recorded an unbilled receivable of $2,300,000 for such costs. In addition, the Company in the past has sought high-technology seed programs and may do so again in the future. Such programs, which are intended to provide a base for the Company's future operations, may

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


require contract investment provisions or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds.

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

    The Company from time to time is subject to claims and investigations arising from the conduct of its business with the U.S. Government. In one such instance, the Company continues to cooperate with the Department of Defense in an investigation which commenced in 1992 regarding the AN/ MLQ-T4 Ground Jammer program. At this time, management is unable to determine when the Government will complete its inquiry or whether it will seek any remedies. This matter and other ongoing legal matters which may impact future operating results are described in Note 3 to the consolidated financial statements.

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through the liquidation of short-term investments and borrowings under a line of credit agreement. Cash flows for the nine months ended November 25, 1994 were provided through operations and the liquidation of marketable securities, and were absorbed to repay long-term debt and fund capital expenditures. At November 25, 1994, the Company had available cash and equivalents and highly liquid marketable securi-ties totalling $3,800,000, and a line of credit agreement, which expires June 30, 1995, providing for borrowings up to $5,000,000.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    The ratio of current assets to current liabilities was 2.5 to 1 at November 25, 1994 compared with 2.0 to 1 at February 25, 1994. The long-term debt to equity ratio of .3 to 1 at November 25, 1994 was essentially unchanged from the ratio at February 25, 1994. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1995.

    With the current amount of highly liquid assets, the strong working capital position and the available borrowing capacity at November 25, 1994, capital resources should be sufficient to meet the Company's operating needs and long-term debt maturities for the fore-seeable future.

                                                        FORM 10-Q

                     PART II. OTHER INFORMATION

                        AEL INDUSTRIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits - None


(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the thirty-nine week period ended November 25, 1994.

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











                        AEL INDUSTRIES, INC.
____________________________________________________________________
                            (Registrant)










Date:    January 9, 1995                      /S/ John F. Sharkey
         _______________                    _______________________
                                                  John F. Sharkey
                                            Vice President, Finance