Form 10-K
period 1995-02-24
AEL INDUSTRIES INC
filed 1995-05-17
CIK 4911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended February 24, 1995  Commission file number 0-230


                              AEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Pennsylvania                                      23-1353403
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                     Identification No.)


                    305 Richardson Road, Lansdale, PA  19446
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

YES  /X/  NO /   /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   / /

State the aggregate market value of the voting stock held by non-affiliates of the registrant. $1,878,769


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. (May 5, 1995)

                    Class A common stock, par value $1.00 - 3,575,319


                    Class B common stock, par value $1.00 -   418,634


                      DOCUMENTS INCORPORATED BY REFERENCE

       The following document is incorporated by reference into the Part of the Form 10-K specified herein: Annual Report to Shareholders for fiscal year 1995 furnished to the Commission pursuant to Rule 14a-3(b) under the Securities Exchange Act of 1934 (but only to the extent set forth in Parts I and II of this Annual Report).

                                     PART I
ITEM 1.  BUSINESS

     AEL Industries, Inc. (the "Company" or "AEL") is principally engaged in the Electronic Defense Products and Services business. This business consists primarily of the design and manufacture of electronic countermeasures systems, simulation systems, radar receivers, microwave integrated circuits and other electronic equipment, and avionics installa-tion and integration services for the United States and foreign governments and their suppliers. The Company also provides other services to both the commercial and governmental markets such as aircraft modification and maintenance, calibration, product testing and technical publication.

     In view of recent and significant developments and consolidations in the defense industry, the Board of Directors ("Board") of the Company appointed a committee of the Board known as the Long Range Planning Committee ("LRPC") for the purpose of considering strategic alternatives for the Company. The LRPC concluded negotiations on February 28, 1995 with the Company's controlling shareholders, Dr. Leon Riebman and Claire E. Riebman with the signing of agreements which provided the Board with increased flexibility in exploring the possible sale of the Company. The Board has authorized the LRPC to pursue such a sale and has engaged Dillon, Read & Co. Inc. to assist in this matter.

     The Company's registered office and principal administrative and executive offices are located at 305 Richardson Road, Lansdale, Pennsylvania 19446, approximately 28 miles north of Philadelphia, and the telephone number is 215-822-2929.

                    Electronic Defense Products and Services

Products and Services

     The Electronic Defense Products and Services business consists primarily of the design, manufacture and servicing of products sold to U.S. Government agencies and their suppliers. The Company also sells products to foreign governments and their suppliers. Please refer to Note 10 of the Notes to Consolidated Financial Statements for fiscal year 1995 for industry segment information.

     Revenues from aircraft avionics installation and integration programs were approximately 37%, 33% and 29% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively. The ANVIS/HUD program, included in this group, accounted for 13%, 8% and 4% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively. Avionics installation and integration programs for fixed and rotary wing aircraft are of continued significance to the Company. Through these programs the Company has installed electronic systems in a wide variety of aircraft.

     Another significant product group is electronic countermeasures systems, which accounted for 23%, 22% and 24% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively. These systems include the Army's TACJAM-A program which accounted for 14% of consolidated revenues in fiscal year 1995, 5% in fiscal year 1994 and 11% in fiscal year 1993.

     Sales of radar warning receivers (including the AN/ALR-67 and AN/APR-39A programs) accounted for 13%, 10% and 8% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively.

     Jamming simulator programs (including the AN/MLQ-T4, AN/FSQ-T22 and Embedded Radar Environment Simulators), accounted for 5%, 11% and 10% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively.

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

     The U.S. Government is a customer of particular significance to the Electronic Defense Products and Services business. Sales directly to the U.S. Government comprised approximately 43%, 47% and 47% of the Company's consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively. The majority of additional domestic revenues are attributable to contracts with suppliers to the U.S. Government. Contracts awarded to the Company by the U.S. Government and its suppliers are generally complex and occasionally require significant technological advances. The loss of direct U.S. Government business would have a material adverse effect on the operations of this business and the Company. Any major curtailment in Government spending or appropriations for electronic defense products and services could also materially and adversely affect the Company's operations by reducing the Company's opportunities to contract with other U.S. Government suppliers.

     Approximately 65% of the Company's domestic revenues in fiscal year 1995 were derived from contracts awarded on a fixed-price basis, which obligate the Company to deliver equipment or perform services at a fixed price without regard to the cost incurred. Fixed-price contracts with the U.S. Government and suppliers to the U.S. Government frequently include a progress payment or milestone payment clause, which provides for payment to the Company of a significant portion of the costs of performing a contract as they are incurred. The remaining 35% of domestic revenues arose from contracts awarded on a cost-plus or time-and-material basis, under which the Company is reimbursed for the cost of performance (plus a fee or profit) up to a negotiated ceiling amount. Contracts with the U.S. Government and suppliers to the U.S. Government generally provide for termination at any time for the convenience of the Government, and upon such termination a contractor is entitled to receive payment for the work performed plus a pro rata portion of the profit it would have earned but for the termination.

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

Marketing

     The products and services of this business are marketed primarily in the United States to the U.S. Government and its suppliers. The Company also markets its products overseas through its Systems International Division. Sales are made on the basis of competitive bids or negotiated contracts, primarily through direct contact between the Company's technical and marketing employees and the technical and purchasing representatives of its customers. The Company also generates sales through the use of trade and catalog advertising.

Backlog

     The backlog of firm orders was $106,558,000 at February 24, 1995 and $121,478,000 at February 25, 1994. Approximately 7% of the backlog at February 24, 1995 was firm but unfunded. Approximately 51% of the total backlog consisted of orders from the U.S. Government and 13% from foreign customers. As of February 24, 1995, approximately 25% of the backlog consisted of orders for electronic countermeasures systems including 16% for TACJAM-A; 40%, orders for avionics installation/integration programs, including 28% for ANVIS/HUD; and 14%, orders for radar warning receivers, including 11% for AN/APR-39A. Approximately 80% of the total backlog is expected to be completed in fiscal year 1996.

                           Other Business Information

Research and Development

     During fiscal years 1995, 1994 and 1993 the Company expended approximately $2,206,000, $2,162,000 and $2,501,000, respectively, on
Company-sponsored research and development. In addition, there were expenditures for customer-sponsored research and development which are not readily identifiable since many contracts awarded to the Company have R&D effort commingled with production effort. In customer-sponsored research and development contracts, the proprietary rights to the development belong to the customer; however, the Company generally obtains technical know-how which it may be able to apply in other fields.

     Fluctuations in company-sponsored R&D result from changes in the allocation of available cash and technical resources, including personnel. Company-sponsored R&D may lead to innovations which are attractive to potential customers and which may then be adapted to the customer's needs and incorporated into systems. The Company's R&D focus is to create technological advantages which may be applied either to new government system programs or to new commercial ventures. The Company is actively pursuing commercial applications for its technologies for the CATV and cellular industries.

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

Employees

     At April 28, 1995 the Company had 1102 employees, 334 of whom are engineers. The Company believes its relations with employees are generally satisfactory. The Company's employees are not covered by collective bargaining agreements.

Foreign Sales

     The Company has no foreign operations. However, foreign sales accounted for approximately 15%, 13% and 10% of consolidated sales and service revenues in fiscal years 1995, 1994 and 1993, respectively. All sales of military products to foreign customers must be approved by the U.S. Government; such approvals are subject to revocation and may be adversely affected by changes in U.S. Government export policy. There exist certain risks inherent in foreign transactions which may not be present in domestic transactions, including currency fluctuations, changes in foreign government policies, differences in international laws and difficulties in negotiating and litigating with foreign entities. The Company has taken reasonable measures to reduce such risks by requiring in appropriate cases payment in U.S. currency, letters of credit, advanced deposits, and by retaining title to goods delivered until payment.

Environmental Matters - See Item 3 of this report.

ITEM 2.  PROPERTIES

     As of May 5, 1995, the Company owned or leased a total of approximately 735,000 square feet of office and plant space with main facilities in Pennsylvania, Illinois, Georgia, Virginia, New Jersey and Ohio. The Company owns most of these facilities. The operations of the Electronic Defense Products and Services business are carried on at all of the Company's main facilities. No discussion of productive capacity and extent of utilization is provided because the Company is not involved in a traditional manufacturing business. Its products are principally custom designed and sold in small quantities. The present facilities are considered to be suitable, adequate, and well-equipped for the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has provided documents relating to the AN/MLQ-T4 Ground Jammer program to the Department of Defense pursuant to a subpoena issued
by its Inspector General in 1992.   At this time the Company cannot
determine when the Government will complete its investigation or whether it will seek remedies in connection with this investigation.

     In 1989 the United States Environmental Protection Agency ("EPA") placed a site that includes the Company's Richardson Road property on the National Priorities List for detailed study and cleanup of alleged environmental contamination. A revised Remedial Investigation/Feasibility Study Work Plan, written under the direction of the Company and other potentially responsible parties and under the overall guidance of the EPA, was submitted to the EPA in 1993. The Company continues to cooperate with the EPA in the study of this site. The cost of performing the Study defined in the Plan and the eventual remediation, if required, is not expected to have a material adverse impact on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended February 24, 1995.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information concerning the executive officers of the Company. Officers serve at the discretion of the Board of Directors.


Name                Age                 Position

Dr. Leon Riebman    75             Chairman of the Board, President
                                        and Chief Executive Officer

George King         57             Executive Vice President and Chief
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

  Mr. King joined the Company as Vice President in 1975 and was named Senior Vice President in 1985 and Executive Vice President in 1992.

                                 PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

  The Class A common stock of the Company is traded in the over-the-counter market and is listed in the National Market System maintained by the National Association of Securities Dealers under the symbol AELNA. The Class B common stock trades only sporadically in the over-the-counter market, which does not constitute an established public trading market. On May 5, 1995 there were 1456 record holders of Class A common stock and 81 record holders of Class B common stock. The following table sets forth for the periods shown the high and low closing prices for the Company's Class A common stock as furnished by NASDAQ.

Fiscal Year                                    High           Low

1994

  First Quarter..................              7-1/4          5-3/4
  Second Quarter.................              7-1/4          5
  Third Quarter..................              8-1/4          6-1/2
  Fourth Quarter.................              10-1/4         7-1/4


1995

  First Quarter..................              9-1/4          7-1/2
  Second Quarter.................              10             7
  Third Quarter..................              9-1/4          8
  Fourth Quarter.................              16-1/4         8-5/8


  The Company has never paid, and there are no present plans to pay, a cash dividend on its common stock. Future dividend policy will be determined by the Board of Directors in light of the prevailing financial needs and earnings of the Company and other relevant factors.

ITEM 6.   SELECTED FINANCIAL DATA

  The information appearing under the caption "Selected Financial Data" contained in the Company's Annual Report to Shareholders for fiscal year 1995 is incorporated herein by reference.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The information appearing under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in the Company's Annual Report to Shareholders for fiscal year 1995 is incorpor-ated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information listed below appears in the Company's Annual Report to Shareholders for fiscal year 1995 and is incorporated herein by reference.

  Report of Independent Auditors

  Consolidated Balance Sheets at February 24, 1995 and February 25, 1994

  Consolidated Statements of Operations for the three years ended February 24, 1995

  Consolidated Statements of Cash Flows for the three years ended February 24, 1995

  Consolidated Statements of Shareholders' Equity for the three years ended February 24, 1995

  Notes to Consolidated Financial Statements


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


A Board of seven Directors is currently serving until the next annual meeting of shareholders or until their respective successors shall have been duly elected and qualified.

                           Present Principal
                           Occupation or                     Director
Name                       Employment              Age       Since

Francis J. Dunleavy(a)     Private investor         80       April 1982

Frederick R. Einsidler(b)  Private investor         69       July 1988

Conrad J. Fowler(c)        Private investor         73       Dec. 1950

Leeam Lowin(d)             Private investor         49       July 1992

Lloyd W. Moffit(e)         Consultant-informa-      70       Nov. 1977
                              tion systems

Dr. Leon Riebman(f)        Chairman of the          75       Dec. 1950
                           Board and President
                           of the Company (Chief
                           Executive Officer)

Robert Riebman(g)          Software Consultant      43       April 1995


(a) Prior to his retirement in 1980, Mr. Dunleavy was Vice Chairman of the Board of International Telephone and Telegraph Corporation, a tele-communications company. Mr. Dunleavy is a director of the following companies whose securities are publicly traded: Quaker Chemical Corp.; Crown Cork and Seal Co. Inc.; Bird, Inc.; and Selas Corporation of America.

(b) Prior to his retirement in 1987, Mr. Einsidler was Chairman and Chief Executive Officer of Butler International, Inc., whose principal business was aviation services, engineering services and telecommunications services.

(c) Mr. Fowler retired from the Company in 1986. He was formerly Executive Vice President of the Company and was Chairman of the Board of Directors from 1959 to 1987.

(d) Mr. Lowin has been a private investor and investment manager, as well as a financial and business consultant, for more than 25 years. He has been instrumental in founding, financing and managing companies in the medical electronics and data communications fields.

(e) Prior to his retirement in 1975, Lloyd W. Moffit was an Admiral in the U.S. Navy and Deputy Operations Director (Reconnaissance and
     Electronic Warfare) for the Chairman of the Joint Chiefs of Staff.

(f) Dr. Riebman is also a director of Ampal Corp. and Bank & Trust Co. of Old York Road.

(g) Mr. Riebman is Dr. Riebman's son. As a software engineer and computer consultant, he has worked for such companies as Siemens Medical Service, Motorola and Digital Equipment Corporation.

     Each of the directors has had the same principal occupation or employment for at least the past five years.

     Through inadvertence, Dr. Riebman and Claire E. Riebman, his wife, each failed to timely file a Form 4 to report the change in status of certain individually held shares to tenants by the entirety. All required filings have now been made and there remain no known delinquencies.

ITEM 11.  EXECUTIVE COMPENSATION.


     The following table presents information detailing the compensation paid to the Company's
Executive Officers for the last three (3) fiscal years.


SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                       Compensation
               Annual Compensation                                     Awards

Name                                                   Other           Securities         All Other
and                                                    Annual          Underlying         Compen-
Principal        Fiscal                                Compensa-       Options/           sation(3)
Position         Year(1)    Salary($)     Bonus($)     tion(2) ($)     SARs (#)             ($)



LEON RIEBMAN     1995       359,208        52,500        2,344           2,500              7,976
Chief Execu-     1994       349,002             0            0               0              6,112
tive Officer     1993       344,618        86,000            0           2,500              5,805


GEORGE KING      1995       184,940        21,624        1,455           1,500              6,936
Executive Vice   1994       178,258             0            0           1,500              4,629
President-       1993       178,092        41,746            0           1,500              4,279
Chief Financial
Officer









(1)  The Company's fiscal year ends on the last Friday in February.
(2)  Amount represents reimbursement by Company of 25% of tax liability for gain realized as a result of stock option exercise in accordance with the terms of Company's Nonqualified Stock Option Plan.
(3)  Fiscal year 1995 amount includes Company contribution to 401(k) Savings Plan for Dr. Riebman and Mr. King and
     patent bonus of $1000 paid to Dr. Riebman.

/TABLE

OPTION GRANTS

     The table below illustrates the number and value of stock option grants awarded to the
Company's Executive Officers in fiscal year 1995.  Options are not exercisable until two years after the date of award and expire at the end of five years from the award date.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                      Potential Realizable
                                                                      Value at Assumed Annual
                                                                      Rates of Stock Price
                                                                      Appreciation for Option
                         Individual Grants                            Term



                  Number of
                  Securities
                  Underlying
                  Options/       % of Total Op-           Exercise
                  SARS           tions/SARS Granted       or Base
                  Granted        to Employees in          Price     Expiration
Name              (#)            Fiscal Year              ($/Share) Date           5%        10%



Leon Riebman      2,500          4.0%                     $8.50     4/20/99        $5,875    $12,975


George King       1,500          2.4%                     $10.25    1/18/00        $4,245    $9,390








OPTION EXERCISES


     The following table shows the number of shares acquired by the Executive Officers through the exercise of options during fiscal year 1995 and the value realized at the time of exercise.  This table also shows the number of securities underlying outstanding options and their realizable value at the end of the fiscal year based on a market price on February 24, 1995 of $15.00 per share.


        Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year-End Option/SAR Table


                                        Number of Securities     Value of Unexercised In-
                                        Underlying Unexercised   The-Money Options/SARs at
                                        Options/SARs at Fiscal   Fiscal Year-End ($)
                                        Year-End (#)
                 Shares
                 Acquired     Value
                 On Exercise  Realized  Exercisable /            Exercisable /
Name             (#)          ($)       Unexercisable            Unexercisable
__________________________________________________________________________________________
Leon Riebman       2,500      $9,375    7,500/2,500              $69,600/$16,250



George King        1,500      $5,820    10,500/12,000            $72,555/$62,625

/TABLE

COMPENSATION OF DIRECTORS

     As adjusted effective September 1994, Directors who are not employees of the Company receive a retainer of $8,000 per year, a fee of $1,000 for each directors' meeting attended, and a fee of $660 ($760 for the Committtee Chairman) for each committee meeting attended, and are reimbursed for travel and other expenses of attending meetings. For committee meetings that occur other than on a day adjacent to the regular Board meeting, fees are $860 for the Committee Chairman and $760 for the other members.

     The Board of Directors appointed a Long Range Planning Committee for the purpose of considering strategic alternatives for the Company. Due to the nature of their activities, the members of the Long Range Planning Committee were paid a flat fee of $3,000 each for the period November 1994 to February 1995 in lieu of payment in accordance with the above schedule for committee meetings.

PERFORMANCE GRAPH


     Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Class A common stock against the cumulative total return of the S&P 500 Stock Index and a peer group index prepared by the University of Chicago's Center for Research in Security Prices for the period of five fiscal years commencing February 23, 1990 and ending February 24, 1995. The companies included in the peer group index below are the same as those included in the 1994 performance graph except for Ketema Inc. which is no longer active.


                Comparison of Five-Year Cumulative Total Return*

          AEL INDUSTRIES, INC., S & P 500 INDEX & PEER GROUP INDEX1

     The points represented on the Performance Graph are as follows:



               02/23/90  02/22/91  02/28/92  02/26/93  02/25/94  02/24/95

AEL Industries,
  Inc.          100.0      86.4     145.5     118.2     154.5     272.7

S&P 500 Index   100.0     117.0     136.3     150.7     162.4     175.0

Peer Group
  Index         100.0     118.6     134.5     159.7     201.1     222.0










* Assumes $100 invested in the Company and each index on February 23, 1990, and that all dividends are reinvested.

1 Members of the Peer Group are Litton Industries, E-Systems, Watkins-Johnson, General Motors (Class H), Raytheon, ESCO Electronics, EG&G, Cubic, JMAR Industries, Moog, Whitehall, Loral, Tech Sym, Sparton, Canadian Marconi, Edo, and Diagnostic Retrieval Systems.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
                          CHANGE-IN-CONTROL ARRANGEMENTS

     On February 28, 1995, the Company's controlling shareholders, Dr. Leon Riebman and Claire E. Riebman, transferred all of their Class A nonvoting and Class B voting common stock into a voting trust controlled by four voting trustees, who are independent directors of the Company, to provide the Company's Board of Directors with increased flexibility in exploring the possible sale of the Company. The voting trust has an initial term of nine months with an extension period of up to one additional year, subject to certain conditions. The voting trustees have full power to vote the Riebmans' stock with regard to any proposed transaction for the sale of the Company. Any proposal for the sale of the Company, and the agreements with the Riebmans referred to below, are subject to ratification by the Class A and Class B shareholders, each voting as a separate class. Ratification of a proposal for the sale of the Company and ratification of the agreements with the Riebmans must be voted upon by the shareholders as a single proposition.

     In consideration of the controlling shareholders entering the voting trust agreement, transferring their shares to the voting trust, and agreeing to accept the same per share price for their voting stock as other shareholders receive for their stock in the event of a sale of the Company, the Company issued 180,947 shares of Class A nonvoting stock to the Riebmans on February 28, 1995. These shares have also been transferred into the voting trust and will be returned to the Company for cancellation without any payment to the Riebmans if a sale of the Company does not occur while the voting trust is in effect.

     Under separate agreements also entered into on February 28, 1995, the Company has agreed to make the following payments to Dr. Riebman if the Company is sold while the voting trust is in effect: payments totalling $675,000 for consulting services to be provided by Dr. Riebman for a three-year period after the sale of the Company, commencing with his employment termination; a change-in-control payment of $500,000 if Dr. Riebman's employment terminates after the sale of the Company; and a noncompetition payment of up to $1,900,000. Dr. Riebman, for his part, has agreed not to voluntarily retire while these agreements remain in force. During this period, his compensation and fringe benefits will continue to be determined by the Board of Directors.

     In 1982, the Company entered into an Employment and Retirement Agreement with Dr. Riebman. Although one of the February 1995 agreements served to supplement this Agreement, the amendments did not change the amount of retirement benefits or death benefits. In accordance with the Employment and Retirement Agreement, upon his retirement, Dr. Riebman will receive, for ten years, annual retirement payments which are generally equal to 50% of his average salary and bonus during his last three years of full time employment (adjusted for changes in the cost of living), reduced by the $41,032 annuity value of the vested benefits paid to Dr. Riebman pursuant to the termination of the Company's pension plan. As of February 24, 1995, Dr. Riebman's accrued retirement benefits under the agreement totaled $1,335,000.

     In the event of Dr. Riebman's death, his employment and retirement payments will terminate and in lieu thereof his wife, if living, will receive an annual death benefit for a period of six years after his death (but not beyond the tenth anniversary of Dr. Riebman's retirement, or the date of her death, whichever is sooner) in an amount equal to the salary or retirement payments Dr. Riebman would have received in such years.

     In 1986 the Company entered into a stock repurchase agreement with Dr. Riebman whereby upon the death of Dr. Riebman, his Estate has the right, exercisable by sending written purchase notice(s) to the Company at any time within one year after the date of death, to require the Company to purchase from the Estate the number and class of shares designated in the purchase notice and owned by the Estate on the date of death. Shares of stock owned jointly by Dr. Riebman and his wife would, for purposes of the agreement, be deemed owned by the Estate. The purchase price per share is determined by a formula designed to result in a price per share slightly below the market price for the Class A shares on the date the Company receives the purchase notice. The total amount required to be expended by the Company pursuant to all purchase notices cannot exceed $250,000. The initial term of the agreement was five years and the agreement will continue to be renewed automatically for successive five year periods unless the Company provides six months' prior notice of termination.

     In 1988 the Company entered into several agreements with George King, Executive Vice President. The Change of Control Agreement provides that if, within 24 months after a change of control, Mr. King's employment is terminated by the Company or he resigns following a reduction in his salary, responsibilities or duties, then he or his surviving spouse will become entitled to receive certain payments (the "change of control benefit"). A change of control of the Company is deemed to have occurred when Dr. Leon Riebman and/or his wife own, in the aggregate, less than 50% of the outstanding Class B common stock of the Company (or, if no Class B common stock is outstanding, less than 15% of the outstanding Class A common stock, and another person owns more than 15%) and Dr. Riebman ceases to be Chief Executive Officer of the Company. Mr. King or his surviving spouse will also be entitled to receive such payments if his employment is terminated without cause within twelve months prior to a change of control. The value of the change of control benefit (paid over a 36-month period) will be approximately three times Mr. King's average annual salary, bonus and other taxable income from the Company for his last five years of employment, reduced by amounts paid contemporaneously pursuant to the Supplemental Benefits Agreement described below. The value of the change of control benefit is also reduced by the present value of all other amounts paid under any other agreement, including property transferred, which are contingent upon a change of control. The change of control benefit is expected to be a business expense deductible by the Company under the Internal Revenue Code. The Change of Control Agreement terminates automatically upon the death or total disability of Mr. King, or upon his voluntary resignation (except as noted above) or termination for cause, and may be terminated at any time by the Company or Mr. King on 18 months' notice.

     The Supplemental Benefits Agreement provides that Mr. King will retire from active employment with the Company at age 65, unless the Board of Directors requests that he continue in his position. If Mr. King retires at age 65 (or later if he continues his employment at the request of the Board) he or his surviving spouse will receive for ten years after retirement, as a supplemental retirement benefit, monthly payments equal to 25% of average monthly earnings (salary plus bonus) for his highest paid three consecutive years of service with the Company. If he leaves the Company prior to attaining age 65 he will be entitled to receive a reduced benefit (the amount of which depends on his age at the time his employment terminates) payable for ten years commencing when the Executive attains age
62. However, if he becomes completely and permanently disabled while employed by the Company he will receive the full 25% benefit. If Mr. King dies while employed by the Company, or after terminating employment but before payments commence, his surviving spouse will receive, in lieu of the supplemental retirement benefit, a death benefit consisting of monthly payments equal to 25% of his average monthly earnings for his highest paid three consecutive years of service. Death benefit payments will commence when Mr. King would have attained age 65 and will continue for ten years or until his surviving spouse's death, whichever occurs sooner.

     Pursuant to the agreements, Mr. King received an option to purchase 15,000 shares of Class A common stock of the Company. The exercise price of each option is equal to the market price on the date of issuance. Mr. King's option expires on December 31, 2002. The option was initially exercisable for 10% of the total number of shares. Additional increments become exercisable approximately at five-year intervals, so that the option will be fully exercisable when Mr. King attains age 65. The option also becomes fully exercisable if, within 24 months after a change of control, Mr. King's employment is terminated by the Company or he resigns following a reduction in his salary, responsibilities or duties. To the extent unexercised, the stock option terminates upon voluntary resignation (except in the circumstances mentioned in the preceding sentence, in which case the option terminates three months after resignation) and three months after the termination of employment other than by voluntary resignation. Mr. King's personal representative may exercise the option within three months after his death to the extent that he could have exercised it on the date of his death.

     No special or separate fund is provided for the payment of any of the foregoing benefits but the Company is permitted to fund the same with insurance on the individual's life if it so desires. All payments are subject to the individual's compliance with certain confidentiality, non-competition and other provisions. Mr. King has waived any age discrimination claim related to his agreement to retire at age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


    All voting rights are vested in the Company's Class B common stock, except that the Class A common stock votes as a class on any matter directly affecting the rights and privileges of such class or as otherwise required by law. Dr. Leon Riebman and Conrad J. Fowler each beneficially own more than 5% of the Class B common stock. Dr. Riebman is an executive officer and both are directors of the Company and their mailing address is 305 Richardson Road, Lansdale, Pennsylvania 19446-1429.

     On February 28, 1995 Dr. Riebman and his wife, Claire E. Riebman (the "Riebmans") transferred all of their AEL stock into a Voting Trust established pursuant to a Voting Trust Agreement between the Company and the Riebmans. The Voting Trust is controlled by Francis J. Dunleavy, Frederick R. Einsidler, Conrad J. Fowler and Leeam Lowin, the four independent directors who comprise the Long Range Planning Committee of the Board of Directors, in their capacity as Voting Trustees. The Voting Trustees have full power to vote the Riebmans' stock in any proposed transaction for the sale of the Company.

     The following table shows all equity securities of the Company beneficially owned (a), directly or indirectly, as of May 5, 1995, by each director and executive officer and by all directors and executive officers as a group:

                              Class A   Percent   Class B   Percent
                              Common    of        Common    of
Name                          Stock(b)  Class(b)  Stock     Class

Francis J. Dunleavy...          1,900     *          0        0
Frederick R. Einsidler            627     *          0        0
Conrad J. Fowler......            143(c)  *       76,874(c)  18%
Leeam Lowin...........      1,075,700(d) 30%         0        0
Lloyd W. Moffit.......            400     *          0        0
Dr. Leon Riebman......        199,093(e)  6%     241,262(e)  58%
Robert Riebman........          4,500     *          0        0
George King...........         15,441(f)  *          297(f)   *

All Directors and           1,297,804    36%     318,433     76%
Executive Officers as
a group
________________

*less than 1%

(a)The securities "beneficially owned" are determined in accordance with the definitions of "beneficial ownership" as set forth in the releases of the Securities and Exchange Commission applicable as of the date hereof, and, accordingly, may include securities owned by or for, among others, spouses and/or minor children of the individual and other relatives who have the same home as such individual as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after May
5, 1995. Beneficial ownership may be disclaimed as to certain of the securities.

(b) Each share of Class B common stock is convertible, at the option of the holder, into one share of Class A common stock. The figures in these columns do not reflect the additional shares of Class A common stock acquirable upon conversion of Class B common stock.

(c) The sole voting and investment power of the Class A shares belongs to Mr. Fowler's wife, who also has sole voting and investment power with respect to 32,789 Class B shares. Mr. Fowler has sole voting and investment power as to the remaining Class B shares.

(d) Mr. Lowin has sole voting and investment power with respect to 583,000 shares and shared investment power with respect to 475,700 shares.
     The sole voting power with respect to these 475,700 shares rests with other persons. The sole voting and investment power of an additional 17,000 shares belongs to Mr. Lowin's wife.

(e) Dr. Riebman and Mrs. Riebman share voting and investment power with respect to 191,593 Class A shares with Francis J. Dunleavy, Frederick
     R. Einsidler, Conrad J. Fowler and Leeam Lowin, Voting Trustees Under Voting Trust Agreement dated as of February 28, 1995. The remaining Class A shares are in the form of options exercisable within 60 days after May 5, 1995, are held solely by Dr. Riebman, and are required to be deposited in the Voting Trust upon acquisition. Dr. and Mrs. Riebman also share voting and investment power with respect to 241,262 Class B shares with Francis J. Dunleavy, Frederick R. Einsidler, Conrad J. Fowler and Leeam Lowin, Voting Trustees Under Voting Trust Agreement dated as of February 28, 1995. The Voting Trustees are not benefical owners of any of these Class A or Class B shares in their individual capacities.

(f) Mr. King and his wife share voting and investment power with respect to 4,941 Class A shares and 297 Class B shares. The remaining shares are in the form of options exercisable within 60 days after May 5, 1995 and are held solely by Mr. King.

     As of May 5, 1995, Raymond S. Markowitz, a Vice President of the Company owned less than 1% of the Company's Class A common stock and 24,963 shares of Class B common stock (6% of the class). His mailing address is 305 Richardson Road, Lansdale, PA 19446-1429. He is not an executive officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No reportable transactions, except as previously described under the heading "Employment Contracts and Termination of Employment and Change-In-Control Arrangements", in Item 11 of this Report.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  List of documents filed as part of this report.

          1.        Financial statements and Financial Statement Schedules.

          a. The financial statements of the Company set forth under Item 8 of this report.

          b. The Financial Statement Schedule II - Valuation and Qualifying Accounts - as required by Regulation S-X. All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          2.   Exhibits

                    The exhibits listed in the accompanying index to exhibits are filed as part of this annual report. EXHIBITS 10A THROUGH 10N IN THE ACCOMPANYING INDEX TO EXHIBITS, LISTING THE COMPANY'S EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS ARE FILED PURSUANT TO ITEM 14(C) OF THIS REPORT.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of fiscal year 1995.

                                   AEL INDUSTRIES, INC.
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED FEBRUARY 24, 1995
                                   (Dollars in Thousands)

                                   Balance at  Charged                 Balance at
                                   beginning   to costs &              end of
Description                        of period   expenses    Deductions  period
- -----------------------            ---------   ---------   ---------   ---------
February 26, 1993:

    Allowance for contract losses  $7,571      $6,494      $9,656 (a)  $4,409
                                   =========   =========   =========   =========
    Inventory allowance . . . . . .$1,273        $465        $714 (b)  $1,024
                                   =========   =========   =========   =========
    Allowance for bad debts . . . .  $201          $7          $7 (c)    $201
                                   =========   =========   =========   =========


February 25, 1994:

    Allowance for contract losses  $4,409      $6,650      $7,195 (a)  $3,864
                                   =========   =========   =========   =========
    Inventory allowance . . . . . .$1,024        $245        $311 (b)    $958
                                   =========   =========   =========   ========
    Allowance for bad debts . . . .  $201          $9         $26 (c)    $184
                                   =========   =========   =========   =========


February 24, 1995:

    Allowance for contract losses  $3,864      $8,585      $8,839 (a)  $3,610
                                   =========   =========   =========   =========
    Inventory allowance . . . . . .  $958                    $201 (b)    $757
                                   =========   =========   =========   =========
    Allowance for bad debts . . . .  $184         $16          $0 (c)    $200
                                   =========   =========   =========   =========



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


Date: May 17, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date

(i)  Principal Executive
     Officer

/s/ Leon Riebman         Chairman of the Board         May 17, 1995
Leon Riebman

(ii)  Principal Financial
      Officer

/s/ George King          Executive Vice President      May 17, 1995
George King              and Chief Financial Officer

(iii)  Principal Accounting
       Officer

/s/ John F. Sharkey      Vice President, Finance       May 17, 1995
John F. Sharkey

Signature                       Title                    Date

(iv)  A Majority of the Board
      of Directors


/s/ Francis J. Dunleavy        Director                 May 17, 1995
Francis J. Dunleavy


/s/ Frederick R. Einsidler     Director                 May 17, 1995
Frederick R. Einsidler


/s/ Conrad J. Fowler           Director                 May 17, 1995
Conrad J. Fowler


/s/ Leeam Lowin                Director                 May 17, 1995
Leeam Lowin


/s/ Lloyd W. Moffit            Director                 May 17, 1995
Lloyd W. Moffit


/s/ Leon Riebman               Director                 May 17, 1995
Leon Riebman


/s/ Robert Riebman             Director                 May 17, 1995
Robert Riebman

                                INDEX TO EXHIBITS


3A Articles of Incorporation as amended and restated through April 2, 1993 (Incorporated by reference to Exhibit 3A in the Company's Form 10K Report for the fiscal year ended February 26, 1993)

3B                       Bylaws as amended through February 28, 1995.

9 Voting Trust Agreement dated February 28, 1995 between AEL Industries, Inc., Dr. Leon Riebman and Claire E. Riebman, and Francis J. Dunleavy, Frederick R. Einsidler, Conrad J. Fowler and Leeam Lowin, as voting trustees (Incorporated by reference to Exhibit B in the Company's Form 8-K Report dated February 28, 1995)

10A Incentive Stock Option Plan effective January 1, 1992 (Incorporated by reference to Exhibit 10A in the Company's Form 10-K Report for the fiscal year ended February 28, 1992)

10B Nonqualified Stock Option Plan as amended through April 10, 1991 (Incorporated by reference to Exhibit 10B in the Company's Form 10-K Report for the fiscal year ended February 22, 1991)

10C AEL Bonus Plan for Senior Employees amended and restated as of February 28, 1992
                         (Incorporated by reference to Exhibit 10C in the Company's Form 10-K Report for the fiscal year ended February 28, 1992)

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

10I Change of Control, Nonqualified Stock Option and Supplemental Benefits Agreements dated May 16, 1988, between AEL Industries, Inc. and George King (Incorporated by reference to Exhibit 10I in the Company's Form 10-K Report for the fiscal year ended February 24, 1989)

10J Amendment No. 1 dated as of September 1, 1994 to Agreements between AEL Industries, Inc. and Senior Executives dated as of August 1, 1993. (Basic Agreement incorporated by reference to Exhibit 10J in the Company's 10-K Report for the fiscal year ended February 25, 1994)

10K Agreement between AEL Industries, Inc. and Teachers Insurance and Annuity Association of America dated March 30, 1988 (Incorporated by reference to Exhibit 10M in the Company's Form 10-K Report for the fiscal year ended February 24, 1989)

10L Agreement between AEL Industries, Inc. and Leon Riebman and Claire E. Riebman dated February 28, 1995 (Incorporated by reference to Exhibit A in the Company's Form 8-K Report dated February 28, 1995)

10M                      1995 Agreement between AEL Industries, Inc.
                         and Leon Riebman dated February 28, 1995, amending Exhibit 10E Employment and Retirement Agreement, (Incorporated by reference to Exhibit C in the Company's Form 8-K Report dated February 28, 1995)

10N Participation Rights Agreement between AEL Industries, Inc. and Leon Riebman dated February 28, 1995 (Incorporated by reference to Exhibit D in the Company's Form 8-K Report dated February 28, 1995)

11                       Statement re computation of per share
                         earnings (or loss)

13                       Portions of 1995 Annual Report to
                         Shareholders specifically incorporated by reference elsewhere in this report.

22                       List of Subsidiaries

23                       Consent of Ernst & Young LLP.

27                       Financial Data Schedule