Form 10-Q
period 1995-05-26
AEL INDUSTRIES INC
filed 1995-07-10
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                   _____

For the thirteen weeks ended May 26, 1995
                        ____________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


     Class                        Outstanding at July 5, 1995
__________________________________          ___________________________

Class A common stock, $1 par value                  3,585,766
Class B common stock, $1 par value                    416,163

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

                 THIRTEEN WEEKS ENDED MAY 26, 1995

                               INDEX

                                                      PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance                  3
         Sheets - May 26, 1995 and
         February 24, 1995

         Consolidated Statements of Oper-                4
         ations Thirteen Weeks Ended
         May 26, 1995 and May 27, 1994

         Consolidated Statements of Cash                 5
         Flows - Thirteen Weeks Ended
         May 26, 1995 and May 27, 1994

         Notes to Condensed Consolidated                 6
         Financial Statements

         Management's Discussion and                     8
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 6 - Exhibits and Reports
                 on Form 8-K                       11

         Signature                                 12



                                               PART I. FINANCIAL INFORMATION  FORM 10-Q
                                                         AEL INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (Dollars in thousands)


                                                        May 26,               February 24,
                                                          1995                    1995
                                                      ------------            ------------
ASSETS

Current assets:
     Cash and equivalents                                    $134                  $3,140
     Marketable securities                                    728                     724
     Receivables, including unbilled amounts
          of $25,092 at May 26, 1995 and
          $29,244 at February 24, 1995:
          U. S. Government                                 39,316                  40,695
          Other                                             4,628                   5,273
                                                      ------------            ------------
                                                           43,944                  45,968

     Inventories                                            1,566                   1,312
     Deferred income taxes                                  1,720                   1,928
     Other current assets                                   1,194                     208
                                                      ------------            ------------
          Total current assets                             49,286                  53,280

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $58,273 at May 26, 1995
     and $56,941 at February 24, 1995)                     42,161                  42,639
Other assets                                                5,391                   5,499
                                                      ------------            ------------
                                                          $96,838                $101,418
                                                      ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                  $3,950
    Accounts payable                                        2,054                  $7,732
    Accrued salaries, wages and employee benefits           4,700                   5,062
    Other current liabilities                               7,178                   7,039
    Current portion of long-term debt                       3,857                   3,857
                                                      ------------            ------------
          Total current liabilities                        21,739                  23,690

Long-term debt, net of current portion                     12,377                  15,742
Other liabilities                                           1,777                   1,764


Commitments and contingent liabilities -
    Note 4

Shareholders' equity                                       60,945                  60,222
                                                      ------------            ------------
                                                          $96,838                $101,418
                                                      ============            ============



                                             See accompanying notes.

                                                        Page 3 of 12

                                                  AEL INDUSTRIES, INC.                 FORM 10-Q
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except per share amounts)



                                                                  Thirteen             Thirteen
                                                                    Weeks                Weeks
                                                                    Ended                Ended
                                                                 May 26, 1995         May 27, 1994
                                                                 -----------          -----------
Sales and service revenues                                          $33,100              $30,574

Operating costs and expenses:
   Cost of products and services                                     25,265               23,088
   Administrative and selling expenses                                4,458                4,509
   Bid and proposal costs                                             1,182                1,615
   Research and development costs                                       643                  577
                                                                 -----------          -----------
                                                                     31,548               29,789
                                                                 -----------          -----------
Operating income                                                      1,552                  785

Interest expense                                                       (327)                (369)
Investment income                                                        50                   84
Other expense, net of other income                                     (246)                 (20)
                                                                 -----------          -----------


Income before income taxes                                            1,029                  480

Income tax provision                                                    360                  144
                                                                 -----------          -----------


Net income                                                             $669                 $336
                                                                 ===========          ===========


Earnings per common and common equivalent share:

   Primary                                                             $.17                 $.09
                                                                 ===========          ===========

   Fully diluted                                                                $.16        $.09
                                                                 ===========          ===========


Weighted average number of common and common equivalent shares:

   Primary                                                        3,915,000            3,816,000
                                                                 ===========          ===========

   Fully diluted                                                  4,101,000            3,816,000
                                                                 ===========          ===========


                                                            See accompanying notes.

                                                                       Page 4 of 12

                                                            AEL INDUSTRIES, INC.     FORM 10-Q
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Dollars in thousands)


                                                                 Thirteen            Thirteen
                                                                  Weeks                    Weeks
                                                                  Ended                    Ended
                                                               May 26, 1995             May 27, 1994
                                                            ------------------       ------------------
Cash flows from operating activities:
  Net income                                                             $669                     $336
  Adjustments to reconcile net income
    to net cash (absorbed) provided by operating activities:
           Depreciation                                                 1,508                    1,616
           Amortization of other assets                                   108                      101
           Deferred income taxes                                          171                     (215)
           Other                                                           42                      (93)
  Decrease (increase) in receivables                                    2,024                   (2,302)
  (Increase) decrease in inventories and other
    current assets                                                     (1,240)                     972
  (Decrease) increase in accounts payable, accrued
    liabilities and other current liabilities                          (5,901)                     872
                                                            ------------------       ------------------

    Net cash (absorbed) provided by operating activities               (2,619)                   1,287
                                                            ------------------       ------------------

Cash flows from investing activities:
  Additions to property, plant and equipment                           (1,040)                  (1,333)
  Liquidations of marketable securities                                    20                      875
  Other                                                                    10                       25
                                                            ------------------       ------------------

    Net cash absorbed by investing activities                          (1,010)                    (433)
                                                            ------------------       ------------------

Cash flows from financing activities:
  Short-term borrowings, net of repayments                              3,950
  Reductions in long-term debt                                         (3,365)                  (5,065)
  Other                                                                    38                       17
                                                            ------------------       ------------------

    Net cash provided (absorbed) by financing activities                  623                   (5,048)
                                                            ------------------       ------------------

Decrease in cash and equivalents                                       (3,006)                  (4,194)
Cash and equivalents at beginning of period                             3,140                   10,414
                                                            ------------------       ------------------
Cash and equivalents at end of period                                    $134                   $6,220
                                                            ==================       ==================



                                             See accompanying notes.

                                                      Page 5 of 12

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

    The condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the fiscal year ended February 24, 1995.

2.  On February 28, 1995, the Company's controlling shareholders,
Dr. Leon Riebman and Claire E. Riebman, transferred all of their class A nonvoting and class B voting common stock into a voting trust controlled by four independent directors of the Company to provide the Company's Board of Directors with increased flexibility in exploring the possible sale of the Company. The voting trust has an initial term of nine months with an extension period of up to one additional year, subject to certain conditions. The voting trustees have full power to vote the Riebmans' stock with regard to any proposed transaction for the sale of the Company. At May 26, 1995, such stock constitutes approximately 7% of all outstanding shares, excluding the 180,947 class A shares described below, and 55% of all outstanding class B shares. Any proposal for the sale of the Company, and the agreements with the Riebmans referred to below, are subject to ratification by the class A and class B shareholders, each voting as a separate class. Ratification of a proposal for the sale of the Company and ratification of the agreements with the Riebmans must be voted upon by the shareholders as a single proposition.

    In consideration of the controlling shareholders entering the voting trust agreement, transferring their shares to the voting trust, and agreeing to accept the same per share price for their voting stock as other shareholders receive for their stock in the event of a sale of the Company, the Company issued 180,947 shares of class A nonvoting stock to the Riebmans on February 28, 1995. These shares have also been transferred into the voting trust and will be returned to the Company for cancellation without any payment to the Riebmans if a sale of the Company does not occur while the voting trust is in effect. If a sale does occur, the issuance of 180,947 shares will result in a charge against income for an amount equal to market value of the shares at the time the Company is sold.

    Under separate agreements also entered into on February 28, 1995, the Company has agreed to make the following payments to Dr. Riebman if the Company is sold while the voting trust is in effect: payments totalling $675,000 for consulting services to be provided by Dr. Riebman for a three-year period commencing with his employment termination; a change-in-control payment of $500,000 if Dr. Riebman's employment terminates after the sale of the Company; and a noncompe-tition payment of up to $1,900,000.

                                                        FORM 10-Q
                        AEL INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



    The Company also has agreements with eight other officers which could result in severance payments to those officers if their employment were to terminate during a period up to two years following a change in control of the Company. Aggregate severance payments under such agreements could range up to approximately $2,800,000 depending on the number of officers terminated and the timing of the terminations.

3. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. Contract cost estimates and profitability adjustments resulted in net charges to income of $1,000,000 and $2,100,000 for the quarters ended May 26, 1995 and May 27, 1994, respectively.

    Other current liabilities at May 26, 1995 and February 24, 1995 include allowances for contract losses and other contract allowances aggregating $3,100,000 and $3,600,000, respectively. In addition, receivables at May 26, 1995 include unbilled amounts of $3,100,000 for costs subject to future negotiations with the U.S. Government which may not be billed within one year.

4. From time to time, the Company may be involved in lawsuits, investigations and other legal proceedings arising from the ordinary conduct of its business with the U.S. Government and others. One such action relates to the U.S. Environmental Protection Agency (EPA) which, in 1989, placed a site that includes the Company's Richardson Road property on the National Priorities List for detailed study and cleanup of alleged environmental contamination. The Company continues to cooperate with the EPA in the study of this site. In the opinion of management, except for the matter described below, these legal proceedings will not have a material adverse effect on consolidated financial position.

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

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) ended May 26, 1995, as compared with the thirteen weeks (quarter) ended May 27, 1994, and its consolidated financial condition at May 26, 1995. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.

Results of Operations

    Sales and service revenues for the quarter ended May 26, 1995 were $33,100,000, up 8% over revenues reported for the quarter ended May 27, 1994. The growth primarily resulted from electronic counter-measures programs which in the aggregate provided 31% of total revenues in the current year compared with 24% in the prior year. Individually, the TACJAM-A electronic countermeasures program generated 21% of revenues in the current year, up from 14% in the prior year. Revenues in the current year were also favorably impacted by the AN/ALR-67 radar warning receiver program, which contributed 7% of total revenues for the quarter ended May 26, 1995, compared with only 1% for the quarter ended May 27, 1994. Partially offsetting these increases were declines in revenues from avionics installation/integration programs and the AN/APR-39A radar warning receiver program. The AN/APR-39A program provided 7% and 10% of total revenues in the current and prior years, respectively.

    Operating income for the quarter ended May 26, 1995 was $1,552,000 as compared with $785,000 for the quarter ended May 27, 1994. The increase in operating income was primarily due to a decrease of $1,100,000 in adverse contract cost estimates and profitability adjustments and a decrease of $433,000 in bid and pro-posal spending, partially offset by overall lower gross margin percentages on revenues reported for the current year compared with revenues reported for the prior year. The lower gross margin percentages were the result of a less favorable mix of program reve-nues in the current year.

    Interest expense for the quarter ended May 26, 1995 decreased slightly from the comparable period of the prior year due to lower average debt levels. In the first quarters of fiscal years 1996 and 1995, the Company repaid $3,300,000 and $5,000,000, respectively, of its 10.03% unsecured note payable. Other income for the quarter ended May 27, 1994 included $202,000 for royalties received under a license agreement with a foreign vendor. No comparable royalties were received during the quarter ended May 26, 1995.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The income tax provision for the quarter ended May 26, 1995 is based on an annual effective tax rate of 35% compared with an annual effective tax rate of 30% in fiscal year 1995. The higher rate in the current year is due primarily to an anticipated decrease in tax credits.

    The Company had a firm orders backlog of approximately
$91,700,000, (13% unfunded) at May 26, 1995 compared to $106,600,000
(7% unfunded) at February 24, 1995. The firm orders backlog is expected to increase throughout the balance of the current fiscal year.

    Besides the potential impact of a possible sale of the Company as described in Note 2 to the consolidated financial statements, fiscal year 1996 operating results will be influenced by various other internal and external factors. The Company is presently engaged in several programs involving complicated engineering development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities have resulted in increased contract cost estimates in the past and could have the same result in the future. The Company could also encounter similar risks on other long-term contracts and such factors could impact future operating results.
The Company presently has a program for which certain unanticipated costs are subject to negotiations with the U.S. Government, and the outcome of those negotiations could impact future operating results. At May 26, 1995, the Company had recorded an unbilled receivable of $3,100,000 relating to such costs. In addition, the Company in the past has sought high-technology seed programs and may do so again in the future. Such programs, which are intended to provide a base for the Company's future operations, may require contract investment provisions or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds.

    Management is continuing its strategic planning efforts in order to enhance the Company's ability to be responsive to the Government's changing national defense requirements and to select products and business areas which will enable the Company to effectively compete and perform in a very demanding marketplace. Although the uncertainties of future world events and changes in national defense spending hang over the defense industry, the Company's products, heavily concentrated in the field of defense electronics, and management's constant thrust to improve its design, manufacturing and quality systems, provide the Company with the prerequisites to be competitive. The U.S. Government and its suppliers continue to be the most significant customers of the Company, and a significant reduction in one or more of the Company's major defense programs, existing or anticipated, could adversely effect the Company's future operating results. In addition to its business with the U.S. Government, the Company continues to seek commercial applications for its products and services, including the development of wide dynamic range fiber optic links for use in CATV and cellular communications systems, and the expansion of its aircraft modification business into commercial aviation.

                                                         FORM 10-Q
                        AEL INDUSTRIES, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION



    The Company from time to time is subject to claims and investigations arising from the conduct of its business with the U.S. Government. In one such instance, the Company continues to cooperate with the Department of Defense in an investigation which commenced in 1992 regarding the AN/MLQ-T4 Ground Jammer program. At this time, management is unable to determine when the Government will complete its inquiry or whether it will seek any remedies. This matter and other ongoing legal matters which may impact future operating results are described in Note 4 to the consolidated financial statements.

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through borrowings under a line of credit agreement. The absorption of cash flows for the quarter ended May 26, 1995 was primarily to repay long-term debt and fund operating activities and capital expenditures. At May 26, 1995, the Company has available cash and equivalents of approximately $900,000 and a line of credit agreement, which expires July 31, 1995, providing for borrowings up to $8,000,000. Borrowings under the line of credit agreement were $3,950,000 at May 26, 1995. The Company expects to renew the line of credit agreement at July 31, 1995 at essentially the same terms and for an amount required to satisfy its needs for the foreseeable future.

    The ratio of current assets to current liabilities was 2.3 to 1 at May 26, 1995 compared with 2.2 to 1 at February 24, 1995. The long-term debt to equity ratio at May 26, 1995 was reduced slightly from the ratio at February 24, 1995 due to an April 1995 repayment of $3,300,000 on the Company's 10.03% unsecured note obligation. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1996.

    In June 1995, the Company began construction of a building addition at its Richardson Road facility. The building addition is expected to be completed by the end of fiscal year 1996 at an esti-mated cost, including related expenditures, of approximately
$1,300,000. Expenditures for the addition will be funded through cash provided from operations and short-term borrowings.

    Management believes that the Company's current working capital position and available borrowing capacity should provide sufficient capital resources to meet the Company's operating needs, capital improvements and debt maturities for the foreseeable future.

                                                        FORM 10-Q

                     PART II. OTHER INFORMATION

                        AEL INDUSTRIES, INC.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

          Exhibit
          Number       Description
          -------      -----------
             27        Financial Data Schedule *

                       * Schedule submitted in electronic format only.

(b)      Reports on Form 8-K

    On March 15, 1995, the Registrant filed a Form 8-K dated
    February 28, 1995, in connection with the possible sale of the Company as described therein and in Note 2 to the consolidated financial statements in Part I of this report.

    The items reported in the Form 8-K were: Item 1 (Change in Control of Registrant) and Item 7 (Financial Statements and
    Exhibits).

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











                        AEL INDUSTRIES, INC.
____________________________________________________________________
                            (Registrant)










Date:    July 7, 1995                    /S/ John F. Sharkey
    ____________                  _______________________
                                      John F. Sharkey
                                  Vice President, Finance