Form 10-Q
period 1995-08-25
AEL INDUSTRIES INC
filed 1995-10-06
CIK 4911

                                                        FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended August 25, 1995
                             _______________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


               Class                   Outstanding at September 29, 1995
__________________________________     _________________________________

Class A common stock, $1 par value               3,629,707
Class B common stock, $1 par value                 407,927

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

               TWENTY-SIX WEEKS ENDED AUGUST 25, 1995

                               INDEX

                                                      PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance                  3
         Sheets - August 25, 1995 and
         February 24, 1995

         Consolidated Statements of Oper-                4
         ations Thirteen and Twenty-Six
         Weeks Ended August 25, 1995 and
         August 26, 1994

         Consolidated Statements of Cash                 5
         Flows - Twenty-Six Weeks Ended
         August 25, 1995 and August 26,
         1994

         Notes to Condensed Consolidated                 6
         Financial Statements

         Management's Discussion and                     8
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 5 - Other Information                      12

         Item 6 - Exhibits and Reports
                  on Form 8-K                            12

         Signature                                       13



                             PART I. FINANCIAL INFORMATION                         FORM 10-Q
                                  AEL INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                       August 25,             February 24,
                                                          1995                    1995
                                                      ------------            ------------
ASSETS

Current assets:
     Cash and equivalents                                     $48                  $3,140
     Marketable securities                                    664                     724
     Receivables, including unbilled amounts
          of $29,723 at August 25, 1995 and
          $29,244 at February 24, 1995:
          U. S. Government                                 41,709                  40,695
          Other                                             5,914                   5,273
                                                      ------------            ------------
                                                           47,623                  45,968

     Inventories                                            2,331                   1,312
     Deferred income taxes                                  1,709                   1,928
     Other current assets                                   1,291                     208
                                                      ------------            ------------
          Total current assets                             53,666                  53,280

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $59,894 at August 25, 1995
     and $56,941 at February 24, 1995)                     41,872                  42,639
Other assets                                                5,288                   5,499
                                                      ------------            ------------
                                                         $100,826                $101,418
                                                      ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                  $5,025
    Accounts payable                                        4,559                  $7,732
    Accrued salaries, wages and employee benefits           5,466                   5,062
    Other current liabilities                               6,330                   7,039
    Current portion of long-term debt                       3,857                   3,857
                                                      ------------            ------------
          Total current liabilities                        25,437                  23,690

Long-term debt, net of current portion                     12,274                  15,742
Other liabilities                                           1,795                   1,764


Commitments and contingent liabilities -
    Note 4

Shareholders' equity                                       61,320                  60,222
                                                      ------------            ------------
                                                         $100,826                $101,418
                                                      ============            ============



                                                 See accompanying notes.

                                                        Page 3 of 13

                                                           AEL INDUSTRIES, INC.                                    FORM 10-Q
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Dollars in thousands, except per share amounts)



                                           Thirteen               Thirteen              Twenty-Six             Twenty-Six
                                         Weeks Ended            Weeks Ended            Weeks Ended            Weeks Ended
                                        August 25, 1995        August 26, 1994        August 25, 1995        August 26, 1994
                                        --------------         --------------         --------------         --------------
Sales and service revenues                   $28,921                $30,911                $62,021                $61,485

Operating costs and expenses:
   Cost of products and services              21,782                 23,712                 47,047                 46,800
   Administrative and selling expenses         4,045                  4,177                  8,503                  8,686
   Bid and proposal costs                      1,303                  1,600                  2,485                  3,215
   Research and development costs                934                    406                  1,577                    983
                                        --------------         --------------         --------------         --------------
                                              28,064                 29,895                 59,612                 59,684
                                        --------------         --------------         --------------         --------------
Operating income                                 857                  1,016                  2,409                  1,801

Interest expense                                (296)                  (307)                  (623)                  (676)
Investment income                                 14                     58                     64                    142
Other expense, net of other income               (73)                  (261)                  (319)                  (281)

                                        --------------         --------------         --------------         --------------
Income before income taxes                       502                    506                  1,531                    986

Income tax provision                             175                    152                    535                    296
                                        --------------         --------------         --------------         --------------

Net income                                      $327                   $354                   $996                   $690
                                        ==============         ==============         ==============         ==============
Earnings per common and common
  equivalent share:

     Primary                                  $0.08                  $0.09                  $0.25                  $0.18
                                        ==============         ==============         ==============         ==============

     Fully diluted                            $0.08                  $0.09                  $0.24                  $0.18
                                        ==============         ==============         ==============         ==============

Weighted average number of common and
  and common equivalent shares:

     Primary                              3,930,000              3,820,000              3,924,000              3,818,000
                                        ==============         ==============         ==============         ==============

     Fully diluted                        4,116,000              3,820,000              4,113,000              3,819,000
                                        ==============         ==============         ==============         ==============

                                                          See accompanying notes.

                                                                Page 4 of 13

                                                AEL INDUSTRIES, INC.                  FORM 10-Q
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)

                                                                Twenty-Six               Twenty-Six
                                                                  Weeks                    Weeks
                                                                  Ended                    Ended
                                                             August 25, 1995          August 26, 1994
                                                            ------------------       ------------------
Cash flows from operating activities:
  Net income                                                             $996                     $690
  Adjustments to reconcile net income
    to net cash (absorbed) provided by operating activities:
           Depreciation                                                 3,145                    3,188
           Amortization of other assets                                   220                      206
           Deferred income taxes                                          143                       67
           Other                                                           88                     (150)
  (Increase) decrease in receivables                                   (1,655)                   2,658
  (Increase) decrease in inventories and other
    current assets                                                     (2,102)                   1,928
  Decrease in accounts payable, accrued
    liabilities and other current liabilities                          (3,278)                  (5,441)
                                                            ------------------       ------------------
    Net cash (absorbed) provided by operating activities               (2,443)                   3,146
                                                            ------------------       ------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (2,400)                  (2,352)
  Liquidations of marketable securities                                    88                      894
  Other                                                                    22                       45
                                                            ------------------       ------------------
    Net cash absorbed by investing activities                          (2,290)                  (1,413)
                                                            ------------------       ------------------
Cash flows from financing activities:
  Short-term borrowings, net of repayments                              5,025
  Reductions in long-term debt                                         (3,468)                  (5,168)
  Other                                                                    84                       44
                                                            ------------------       ------------------
    Net cash provided (absorbed) by financing activities                1,641                   (5,124)
                                                            ------------------       ------------------
Decrease in cash and equivalents                                       (3,092)                  (3,391)
Cash and equivalents at beginning of period                             3,140                   10,414
                                                            ------------------       ------------------
Cash and equivalents at end of period                                     $48                   $7,023
                                                            ==================       ==================


                                             See accompanying notes.

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

2. The Company announced on October 2, 1995 that it had signed a definitive agreement providing for the purchase by Tracor, Inc. of all of the Company's outstanding shares and share equivalents at a price of $28 per share, subject to customary terms and conditions, review by government regulatory agencies and approval by the Company's shareholders. In addition to the acquisition agreement, the Company's shareholders must also approve agreements, announced on February 28, 1995 and described below, between the Company and its controlling shareholders, Dr. and Mrs. Leon Riebman. Approval of the acquisition agreement and the agreements with the Riebmans must be voted upon by the shareholders as a single proposition. The acquisition is expected to be completed during the Company's fourth quarter of fiscal year 1996.

    On February 28, 1995, the Riebmans transferred all of their class A nonvoting and class B voting common stock into a voting trust controlled by four independent directors of the Company to provide the Company's Board of Directors with the flexibility it needed to pursue the sale of the Company. The voting trust has an initial term of nine months with an extension period of up to one additional year, subject to certain conditions. The voting trustees have full power to vote the Riebmans' stock with regard to any proposed transaction for the sale of the Company. At August 25, 1995, such stock constitutes approximately 7% of all outstanding shares, excluding the 180,947 class A shares described below, and 55% of all outstanding class B shares.

    In consideration of the Riebmans entering the voting trust agreement, transferring their shares to the voting trust, and agreeing to accept the same per share price for their voting stock as other shareholders receive for their stock in the event of a sale of the Company, the Company issued 180,947 shares of class A nonvoting stock to the Riebmans on February 28, 1995. These shares have also been transferred into the voting trust and will be returned to the Company for cancellation without any payment to the Riebmans if a sale of the Company does not occur while the voting trust is in effect. If a sale does occur, the issuance of 180,947 shares will result in a charge against income for an amount equal to market value of the shares at the time the sale of the Company is final.

    Under separate agreements also entered into on February 28, 1995, the Company has agreed to make the following payments to Dr.Riebman if the Company is sold while the voting trust is in effect: payments totalling $675,000 for consulting services to be provided by Dr. Riebman for a three-year period commencing with his employment termination; a change-in-control payment of $500,000 if Dr. Riebman's employment terminates after the sale of the Company; and a noncompetition payment of up to $1,900,000.

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

3. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor, or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. During the quarter and six months ended August 25, 1995, contract cost estimates and profitability adjustments resulted in net charges to income of $200,000 and $1,200,000, respectively, compared with net charges of $1,200,000 and $3,300,000 for adjustments of the same nature during the comparable periods ended August 26, 1994.

    Other current liabilities at August 25, 1995 and February 24, 1995 include allowances for contract losses and other contract allowances aggregating $3,000,000 and $3,600,000, respectively. In addition, receivables at August 25, 1995 include unbilled amounts of $3,100,000 for costs subject to future negotiations with the U.S. Government which may not be billed within one year.

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

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) and twenty-six weeks (six months) ended August 25, 1995, as compared with the thirteen weeks (quarter) and twenty-six weeks (six months) ended August 26, 1994, and its consolidated financial condition at August 25, 1995. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.


Results of Operations

    Sales and service revenues for the quarter ended August 25, 1995 were $28,921,000, down 6% from the revenues reported for the quarter ended August 26, 1994. The decline was primarily due to a drop in revenues from electronic countermeasures programs, partially offset by an increase in revenues from radar warning receiver programs. Electronic countermeasures programs provided 15% of total revenues in the current year's quarter, down from 25% of total revenues in the prior year's quarter. Individually, the TACJAM-A electronic countermeasures program generated 10% and 16% of revenues for the quarters ended August 25, 1995 and August 26, 1994, respectively. While revenues from avionics programs in the aggregate for the quarter ended August 25, 1995 were consistent with the prior year's quarter, 35% of total revenues in each year, two individual avionics programs had significant offsetting fluctuations. The ANVIS/HUD avionics program provided 21% of total revenues for the quarter ended August 25, 1995, up from 8% in the prior year, and an avionics program with a foreign government provided only 1% of total revenues in the current year quarter, down from 9% in the prior year. Sales and service revenues for the six months ended August 25, 1995 were $62,021,000, essentially the same as the amount reported for the comparable period of the prior year. An increase in revenues from radar warning receiver programs, 17% of total revenues in the current year and 12% in the prior year, was offset by a decrease in revenues from avionics programs, 30% of total revenues in the current year and 35% in the prior year. With regard to the impact of significant individual programs during the six month periods, the TACJAM-A electronic countermeasures program and the ANVIS/HUD avionics program provided 16% and 14%, respectively, of the revenues for the six months ended August 25, 1995 and 15% and 7%, respectively, of the revenues for the six months ended August 26, 1994.

    Operating income for the quarter ended August 25, 1995 was $857,000, approximately 15% lower than operating income for the quarter ended August 26, 1994. Although the adverse contract cost estimates and profitability adjustments were approximately $1,000,000 less and bid and proposal spending was approximately $300,000 less in the current year than in the prior year, the combination of lower quarterly revenues as described above, increased research and development spending, and generally lower gross margins has resulted in a decrease in operating profit for the quarter ended August 25, 1995 when compared with the comparable quarter of the prior year. In comparing the six months ended August 25, 1995 with the six months ended August 26, 1994, operating profit increased approximately $600,000, or 33%, in the current year. The increase was primarily due to a reduction of $2,100,000 in adverse contract cost estimates and profitability adjustments and a decrease of $730,000 in bid and proposal spending, partially offset by an increase of

                                                                FORM 10-Q
                          AEL INDUSTRIES, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


$594,000 in research and development spending and generally lower gross margins in the first six months of the current year.

    Interest expense for the quarter and six months ended August 25, 1995 decreased slightly from the comparable periods of the prior year due to lower average debt levels. In the first quarters of fiscal years 1996 and 1995, the Company repaid $3,300,000 and $5,000,000, respectively, of its 10.03% unsecured note payable. Other income for the quarter ended August 25, 1995 included $196,000 for royalties received under a license agreement with a foreign vendor. The comparable royalties payment for the prior year was received in the first quarter of fiscal year 1995.

    The income tax provision for the quarter ended August 25, 1995 is based on an annual effective tax rate of 35% compared with an annual effective tax rate of 30% in fiscal year 1995. The higher rate in the current year is due primarily to an anticipated decrease in available tax credits.

    The Company had a firm orders backlog of approximately $82,000,000, (13% unfunded) at August 25, 1995 compared to $106,600,000 (7% unfunded) at February 24, 1995. The firm orders backlog is expected to increase throughout the remainder of the current fiscal year.

    As described in Note 2 to the consolidated financial statements, the Company announced on October 2, 1995 that it had signed a definitive agreement providing for the purchase by Tracor, Inc. of all of the Company's outstanding shares and share equivalents at a price of $28 per share, subject to customary terms and conditions, review by government regulatory agencies and approval by the Company's shareholders. Tracor, Inc. provides a broad range of electronic products, systems, and services for numerous U.S. government agencies primarily within the Department of Defense, other governments and commercial customers. The acquisition is expected to be completed during the Company's fourth quarter of fiscal year 1996.

    Besides the potential impact on future operations resulting from the sale of the Company, fiscal year 1996 operating results will be influenced by various other internal and external factors. The Company continues to be engaged in programs involving complicated engineering development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities have resulted in increased contract cost estimates in the past and could have the same result in the future. The Company could also encounter similar risks on other long-term contracts and such factors could impact future operating results. The Company presently has a program for which certain unanticipated costs are subject to negotiations with the U.S. Government, and the outcome of those negotiations could impact future operating results. At August 25, 1995, the Company had recorded an unbilled receivable of $3,100,000 relating to such costs. In addition, the Company in the past has sought high-technology seed programs and may do so again in the future. Such programs, which are intended to provide a base for the Company's future operations, may require contract investment provisions or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds.

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

Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through borrowings under a line of credit agreement. The absorption of cash flows for the twenty-six weeks ended August 25, 1995 was primarily to fund operating activities, repay long-term debt and fund capital expenditures. At August 25, 1995, the Company has available cash and equivalents of approximately $700,000 and a line of credit agreement, which expires August 15, 1998, providing for borrowings up to $10,000,000. Borrowings under the line of credit agreement totalled $5,025,000 at August 25, 1995.

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The ratio of current assets to current liabilities was 2.1 to 1 at August 25, 1995 compared with 2.2 to 1 at February 24, 1995. The long-term debt to equity ratio was reduced from .3 to 1 at February 24, 1995 to .2 to 1 at August 25, 1995 due to an April 1995 repayment of $3,300,000 on the Company's 10.03% unsecured note obligation. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1996.

    In June 1995, the Company began construction of a building addition at its Richardson Road facility. The building addition is expected to be completed by the end of fiscal year 1996 at an estimated cost, including related expenditures, of approximately $1,300,000. Expenditures for the addition will be funded through cash provided from operations and short-term borrowings.

    Management believes that the Company's current working capital position and available borrowing capacity should provide sufficient capital resources to meet the Company's operating needs, capital improvements and debt maturities for the foreseeable future.

                                                               FORM 10-Q

                        PART II. OTHER INFORMATION

                              AEL INDUSTRIES, INC.



ITEM 5 - OTHER INFORMATION

         The Company announced on October 2, 1995 that it had signed a definitive agreement providing for the purchase by Tracor, Inc. of all of the Company's outstanding shares and share equivalents at a price of $28 per share, subject to customary terms and conditions, review by government regulatory agencies and approval by the Company's shareholders. A Form 8-K providing additional information regarding the proposed sale of the Company will be filed with the Securities and Exchange Commission within the required reporting period.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         Exhibit
         Number         Description


           27         Financial Data Schedule *

                      *  Schedule submitted in electronic format only.

(b)      Reports on Form 8-K

         None.

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











                           AEL INDUSTRIES, INC.
____________________________________________________________________
                               (Registrant)










Date:    October 6, 1995                      /S/ John F. Sharkey
         _______________                    _______________________
                                              John F. Sharkey
                                            Vice President, Finance