Form 10-Q
period 1995-11-24
AEL INDUSTRIES INC
filed 1996-01-05
CIK 4911

                                                                  FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-230
                        _____

For the thirteen weeks ended November 24, 1995
                             _________________


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


         Yes     X                     No
              _______                       _______


The number of shares outstanding of each class of common stock is as follows:


               Class                   Outstanding at January 3, 1996
__________________________________     _________________________________

Class A common stock, $1 par value               3,659,644
Class B common stock, $1 par value                 396,461

                       AEL INDUSTRIES, INC.

                             FORM 10-Q

             THIRTY-NINE WEEKS ENDED NOVEMBER 24, 1995

                               INDEX

                                                      PAGE NO.

PART  I. FINANCIAL INFORMATION


         Condensed Consolidated Balance                  3
         Sheets - November 24, 1995 and
         February 24, 1995

         Consolidated Statements of Oper-                4
         ations Thirteen and Thirty-Nine
         Weeks Ended November 24, 1995 and
         November 25, 1994

         Consolidated Statements of Cash                 5
         Flows - Thirty-Nine Weeks Ended
         November 24, 1995 and November 25,
         1994

         Notes to Condensed Consolidated                 6
         Financial Statements

         Management's Discussion and                     9
         Analysis of Results of Oper-
         ations and Financial Condition


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                      13

         Item 6 - Exhibits and Reports                   13
                 on Form 8-K

         Signature                                       14



                          PART I. FINANCIAL INFORMATION               FORM 10-Q
                                      AEL INDUSTRIES, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)


                                                      November 24             February 24,
                                                          1995                    1995
                                                      ------------            ------------
ASSETS

Current assets:
     Cash and equivalents                                     $89                  $3,140
     Marketable securities                                    630                     724
     Receivables, including unbilled amounts
          of $29,669 at November 24, 1995 and
          $29,244 at February 24, 1995:
          U. S. Government                                 37,264                  40,695
          Other                                             5,972                   5,273
                                                      ------------            ------------
                                                           43,236                  45,968

     Inventories                                            2,659                   1,312
     Deferred income taxes                                  1,226                   1,928
     Other current assets                                   1,213                     208
                                                      ------------            ------------
          Total current assets                             49,053                  53,280

Property, plant and equipment (net of
     accumulated depreciation and amorti-
     zation of $61,477 at November 24, 1995
     and $56,941 at February 24, 1995)                     41,285                  42,639
Other assets                                                5,680                   5,499
                                                      ------------            ------------
                                                          $96,018                $101,418
                                                      ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                  $2,900
    Accounts payable                                        3,484                  $7,732
    Accrued salaries, wages and employee benefits           4,514                   5,062
    Other current liabilities                               7,090                   7,039
    Current portion of long-term debt                       3,872                   3,857
                                                      ------------            ------------
          Total current liabilities                        21,860                  23,690

Long-term debt, net of current portion                     11,974                  15,742
Other liabilities                                           1,817                   1,764


Commitments and contingent liabilities -
    Note 4

Shareholders' equity                                       60,367                  60,222
                                                      ------------            ------------
                                                          $96,018                $101,418
                                                      ============            ============



                                             See accompanying notes.

                                                   Page 3 of 14

                            AEL INDUSTRIES, INC.                         FORM 10-Q
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)



                                 Thirteen              Thirteen           Thirty-Nine              Thirty-Nine
                                Weeks Ended           Weeks Ended           Weeks Ended               Weeks Ended
                             November 24, 1995    November 25, 1994    November 24, 1995        November 25, 1994
                             -----------------    -----------------     -----------------       -----------------
Sales and service revenues            $24,472               $30,939               $86,493                   $92,424

Operating costs and expenses:
   Cost of products and services       19,446                23,556                66,493                    70,356
   Administrative and selling           4,368                 4,338                12,871                    13,024
   Bid and proposal costs               1,288                 1,228                 3,773                     4,443
   Research and development costs         678                   625                 2,255                     1,608
                             -----------------     -----------------     -----------------         -----------------
                                       25,780                29,747                85,392                    89,431
                             -----------------     -----------------     -----------------         -----------------
Operating income (loss)                (1,308)                1,192                 1,101                     2,993

Interest expense                         (305)                 (323)                 (928)                     (999)
Investment income                          12                    68                    76                       210
Other expense, net of other income        (14)                  (42)                 (333)                     (323)

                             -----------------     -----------------     -----------------         -----------------
Income (loss) before income taxes      (1,615)                  895                   (84)                    1,881

Income tax provision (benefit)           (545)                  268                   (10)                      564
                             -----------------     -----------------     -----------------         -----------------

Net income (loss)                     ($1,070)                 $627                  ($74)                   $1,317
                             =================     =================     =================         =================

Net income (loss) per share            ($0.27)                $0.16                ($0.02)                    $0.34
                             =================     =================     =================         =================

Weighted average shares outstanding 3,940,000             3,819,000             3,933,000                 3,818,000
                             =================     =================     =================         =================

                                                       See accompanying notes.

                                                             Page 4 of 14



                              AEL INDUSTRIES, INC.              FORM 10-Q
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)


                                                               Thirty-Nine              Thirty-Nine
                                                                  Weeks                    Weeks
                                                                  Ended                    Ended
                                                            Novembert 24, 1995       Novembert 25, 1994
                                                            ------------------       ------------------
Cash flows from operating activities:
  Net income (loss)                                                      ($74)                  $1,317
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
           Depreciation                                                 4,734                    4,749
           Amortization of other assets                                   328                      312
           Deferred income taxes                                           94                      594
           Other                                                          139                      (92)
  Decrease in receivables                                               2,732                      984
  (Increase) decrease in inventories and other
    current assets                                                     (2,352)                   1,805
  Decrease in accounts payable, accrued
    liabilities and other current liabilities                          (4,745)                  (8,931)
                                                            ------------------       ------------------
    Net cash provided by operating activities                             856                      738
                                                            ------------------       ------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                           (3,398)                  (3,465)
  Liquidations of marketable securities                                   132                      904
  Other                                                                    18                       26
                                                            ------------------       ------------------
    Net cash absorbed by investing activities                          (3,248)                  (2,535)
                                                            ------------------       ------------------
Cash flows from financing activities:
  Short-term borrowings, net of repayments                              2,900
  Reductions in long-term debt                                         (3,753)                  (5,438)
  Other                                                                   194                       53
                                                            ------------------       ------------------
    Net cash absorbed by financing activities                            (659)                  (5,385)
                                                            ------------------       ------------------
Decrease in cash and equivalents                                       (3,051)                  (7,182)
Cash and equivalents at beginning of period                             3,140                   10,414
                                                            ------------------       ------------------
Cash and equivalents at end of period                                     $89                   $3,232
                                                            ==================       ==================


                                             See accompanying notes.

                                                      Page 5 of 14

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

2. The Company announced on October 2, 1995 that it had signed a definitive agreement with Tracor, Inc. providing for the merger of the Company with a subsidiary of Tracor, Inc. pursuant to which the Company will become a wholly owned subsidiary of Tracor, Inc. and each holder of the Company's outstanding class A and class B shares will have the right to receive a cash payment equal to $28 per share. The transaction is subject to customary terms and conditions, review by government regulatory agencies and approval by the Registrant's shareholders. In addition to the acquisition agreement, the Company's shareholders must also approve agreements, announced on February 28, 1995 and described below, between the Company and its controlling shareholders, Dr. and Mrs. Leon Riebman. The acquisition is expected to be completed during the fourth quarter of the Company's fiscal year 1996.

    On February 28, 1995, the Riebmans transferred all of their class A nonvoting and class B voting common stock into a voting trust controlled by four independent directors of the Company to provide the Company's Board of Directors with the flexibility it needed to pursue the sale of the Company. The voting trust has an initial term of nine months with an extension period of up to one additional year, subject to certain conditions. The voting trustees have full power to vote the Riebmans' stock with regard to any proposed transaction for the sale of the Company. At November 24, 1995, such stock constituted approximately 7% of all outstanding shares, excluding the 180,947 class A shares described below, and 55% of all outstanding class B shares.

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

                                                               FORM 10-Q
                           AEL INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


    The Company also has agreements with eight other officers which could result in severance payments to those officers if their employment were to terminate during a period up to two years following a change in control of the Company. Aggregate severance payments under such agreements could range up to approximately $3,100,000 depending on the number of officers terminated and the timing of the terminations.

3. Under fixed price contracts, the Company may encounter, and on certain programs from time to time has encountered, cost overruns caused by increased material, labor or overhead costs, design or production difficulties and various other factors such as technical and manufacturing complexity, which must be, and in such cases have been, borne by the Company. Adjustments to contract cost estimates are made in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for currently in its entirety. In addition, the Company from time to time commits to invest its own funds, particularly in the case of high-technology seed programs. The estimated costs of such investments in excess of the related contract values are provided for currently in their entirety upon receipt of such contracts by the Company. During the quarter and nine months ended November 24, 1995, contract cost estimates and profit-ability adjustments resulted in net charges to income of $100,000 and $1,300,000, respectively, compared with net charges of $600,000 and $3,900,000 for adjustments of the same nature during the comparable periods ended November 25, 1994.

    Other current liabilities at November 24, 1995 and February 24, 1995 include allowances for contract losses and other contract allowances aggregating $2,400,000 and $3,600,000, respectively. In addition, receivables at November 24, 1995 include unbilled amounts of $3,100,000 for costs subject to future negotiations with the U.S. Government which may not be billed within one year.

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

    On November 14, 1995, a complaint was filed against the Company's controlling shareholders, Dr. Riebman and Claire Riebman, and the Company.
The complaint is asserted as a class action brought on behalf of all shareholders of the Company other than the defendants, the officers and directors of the Company and relatives of or entities controlled by such persons. The complaint alleges that the individual defendants, as controlling

                                                              FORM 10-Q
                          AEL INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


shareholders, breached certain fiduciary duties allegedly owed to the plaintiffs by entering into an agreement whereby the individual defendants were issued 180,947 shares of class A nonvoting stock. The complaint also alleges that the Company aided and abetted the alleged breach of fiduciary duty of the individual defendants. Plaintiff seeks to enjoin the defendants from consummating the transactions under an acquisition agreement entered into by the Company, have the acquisition agreement declared null and void, and be awarded compensatory damages as well as costs and reasonable attorneys' and experts' fees. (See Note 2 above for additional information regarding the referenced agreements.) The defendants have filed preliminary objections, a motion to require the plaintiffs to post a statutory bond and a motion for expedited treatment with the court. At this early stage of the proceedings, management is unable to determine whether this matter will result in a liability for the Company.

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations for the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 24, 1995, as compared with the thirteen weeks (quarter) and thirty-nine weeks (nine months) ended November 25, 1994, and its consolidated financial condition at November 24, 1995. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto which appear elsewhere in this Form 10-Q.


Results of Operations

    Sales and service revenues for the quarter ended November 24, 1995 were $24,472,000, down 21% from the revenues reported for the quarter ended November 25, 1994. The decline was primarily due to the decrease in revenues from electronic countermeasures and avionics programs. Electronic countermeasures programs provided $4,518,000, or 18%, of total revenues in the current year's quarter, down from $9,128,000, or 30%, of total revenues in the comparable prior year's quarter. Individually, the TACJAM-A electronic countermeasures program generated 14% and 16% of revenues for the quarters ended November 24, 1995 and November 25, 1994, respectively, and an electronic countermeasures program with a foreign government provided no revenues in the current year's quarter compared with 9% of revenues in the prior year's quarter. Revenues from avionics programs dropped to $ 9,949,000 in the current year's quarter from $12,511,000 in the prior year's quarter. Despite the overall decrease in the avionics program group, the revenues from the ANVIS/ HUD program increased to 21% of total revenues in the current year's quarter from 15% in the prior year's quarter. Sales and service revenues for the nine months ended November 24, 1995 were $86,493,000, down 6% from the revenues reported for the nine months ended November 25, 1994. As noted above regarding the quarter, the year-to-date decline was also primarily due to a reduction in revenues from electronic countermeasures and avionics programs. However, for the nine month period, that decline was partially offset by higher revenues from radar warning receiver programs. Although the revenues from countermeasures and avionics program groups were down overall, revenues from certain individual programs, as a percentage of total revenues, were constant with, or increased from, the amounts reported in the prior year. The TACJAM-A electronic countermeasures program provided 15% of total revenues in the nine month periods for both the current and prior years, and the ANVIS/HUD avionics program provided 16% of total revenues in the current year, up from 10% in the prior year.

    For the quarter ended November 24, 1995, the Company had an operating loss of $1,308,000 compared with operating income of $1,192,000 for the quarter ended November 25, 1994. For the nine months ended November 24, 1995, the operating profit of $1,101,000 was 63% lower than the operating profit of $2,993,000 for nine months ended November 25, 1994. The declines in operating results in the current year were primarily caused by significant decreases in the gross margins, while maintaining fairly constant administrative and selling expenses. The lower gross margins were the result of overall lower revenues in the current year, as well as a higher concentration of revenues from less profitable and loss programs in the current year.

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Interest expense for the quarter and nine months ended November 24, 1995 decreased slightly from the comparable periods of the prior year due to lower average debt levels. In the first quarters of fiscal years 1996 and 1995, the Company repaid $3,300,000 and $5,000,000, respectively, of its 10.03% unsecured note payable.

    The income tax provision for the nine months ended November 24, 1995 is based on an annual effective tax rate of 12% compared with an annual effective tax rate of 30% in fiscal year 1995. The annual effective tax rate is lower in fiscal year 1996 due to projected lower income and higher permanent differences in the current year .

    The Company had a firm orders backlog of approximately $79,000,000 (11% unfunded) at November 24, 1995 compared to $106,600,000 (7% unfunded) at February 24, 1995. The firm orders backlog is expected to increase throughout the remainder of the current fiscal year.

    As described in Note 2 to the consolidated financial statements, the Company announced on October 2, 1995 that it had signed a definitive agreement with Tracor, Inc. providing for the merger of the Company with a subsidiary of Tracor, Inc. pursuant to which the Company will become a wholly owned subsidiary of Tracor, Inc. and each holder of the Company's outstanding class A and class B shares will have the right to receive a cash payment equal to $28 per share. The transaction is subject to customary terms and conditions, review by government regulatory agencies and approval by the Registrant's shareholders. In addition to the acquisition agreement, the Company's share-holders must also approve agreements, announced on February 28, 1995 and described in Note 2 to the consolidated financial statements, between the Company and its controlling shareholders, Dr. and Mrs. Leon Riebman. The acquisition is expected to be completed during the fourth quarter of the Company's fiscal year 1996. Tracor, Inc. provides a broad range of electronic products, systems, and services for numerous U.S. government agencies primarily within the Department of Defense, other governments and commercial customers.

    Besides the potential impact on future operations resulting from the sale of the Company, fiscal year 1996 operating results will be influenced by various other internal and external factors. The Company continues to be engaged in programs involving complicated engineering development efforts and, as is the case with most development efforts, technical and other complexities are often encountered. These complexities have resulted in increased contract cost estimates in the past and could have the same result in the future. The Company could also encounter similar risks on other long-term contracts and such factors could impact future operating results. The Company presently has a program for which certain unanticipated costs are subject to negotiations with the U.S. Government and the outcome of those negotiations could impact future operating results. At November 24, 1995, the Company had recorded an unbilled receivable of $3,100,000 relating to such costs. In addition, the Company in the past has sought high-technology seed programs and may do so again in the future. Such programs, which are intended to provide a base for the Company's future operations, may require contract investment provisions or significant Company-sponsored research and development expenditures, both reflecting the Company's commitment of its own funds.

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Management is continuing its strategic planning efforts in order to enhance the Company's ability to be responsive to the Government's national defense requirements and to select products and business areas which will enable the Company to effectively compete and perform in a very demanding marketplace. Although the uncertainties of future world events and changes in national defense spending hang over the defense industry, the Company's products, heavily concentrated in the field of defense electronics, and management's constant thrust to improve its design, manufacturing and quality systems, provide the Company with the prerequisites to be competitive. The U.S. Government and its suppliers continue to be the most significant customers of the Company, and a significant reduction in one or more of the Company's major defense programs, existing or anticipated, could adversely affect the Company's future operating results. In addition to its business with the U.S. Government, the Company continues to seek commercial applications for its products and services, including the development of wide dynamic range fiber optic links for use in CATV and cellular communications systems, and the expansion of its aircraft modification business into commercial aviation.

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

    On November 14, 1995, a complaint was filed against the Company's controlling shareholders, Dr. Riebman and Claire Riebman, and the Company.
The complaint is asserted as a class action brought on behalf of all shareholders of the Company other than the defendants, the officers and directors of the Company and relatives of or entities controlled by such persons. The complaint alleges that the individual defendants, as controlling shareholders, breached certain fiduciary duties allegedly owed to the plaintiffs by entering into an agreement whereby the individual defendants were issued 180,947 shares of class A nonvoting stock. The complaint also alleges that the Company aided and abetted the alleged breach of fiduciary duty of the individual defendants. Plaintiff seeks to enjoin the defendants from consummating the transactions under an acquisition agreement entered into by the Company, have the acquisition agreement declared null and void, and be awarded compensatory damages as well as costs and reasonable attorneys' and experts' fees. (See Note 2 to the consolidated financial statements for additional information regarding the referenced agreements.) The defendants have filed preliminary objections, a motion to require the plaintiffs to post a statutory bond and a motion for expedited treatment with the court. At this early stage of the proceedings, management is unable to determine whether this matter will result in a liability for the Company.

     These matters and other ongoing legal matters which may impact future operating results and liquidity are described in Note 4 to the consolidated financial statements.

                                                                FORM 10-Q
                           AEL INDUSTRIES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Liquidity and Capital Resources

    The Company's primary source of short-term financing is cost reimbursements under contracts with the U.S. Government and its suppliers. That financing is supplemented, when necessary, through borrowings under a line of credit agreement. The absorption of cash flows for the thirty-nine weeks ended November 24, 1995 was primarily to repay long-term debt and fund capital expenditures. At November 24, 1995, the Company had cash and equivalents of approximately $700,000 and a line of credit agreement, which expires August 15, 1998, providing for borrowings up to $10,000,000. Borrowings under the line of credit agreement totalled $2,900,000 at November 24, 1995.

    The ratio of current assets to current liabilities was 2.0 to 1 at November 24, 1995 compared with 2.2 to 1 at February 24, 1995. The decline in the current ratio was due to the use of cash as described above. The long-term debt to equity ratio was reduced from .3 to 1 at February 24, 1995 to .2 to 1 at November 24, 1995 due to an April 1995 repayment of $3,300,000 on the Company's 10.03% unsecured note obligation. The Company's next installment repayment of $3,300,000 on its 10.03% unsecured note obligation is due April 1996.

    In June 1995, the Company began construction of a building addition at its Richardson Road facility. The building addition is expected to be completed by the end of fiscal year 1996 at an estimated cost, including related expenditures, of approximately $1,300,000. Expenditures for the addi-tion have been, and will continue to be, funded through cash provided from operations and short-term borrowings.

    Management believes that the Company's current working capital position and available borrowing capacity should provide sufficient capital resources to meet the Company's operating needs, capital improvements and debt maturities for the foreseeable future.

                                                               FORM 10-Q

                        PART II. OTHER INFORMATION

                           AEL INDUSTRIES, INC.


ITEM 1 - LEGAL PROCEEDINGS

         On November 14, 1995, a complaint was filed in the Court of Common Pleas of Montgomery County, Pennsylvania against the Company's controlling shareholders, Dr. Riebman and Claire Riebman, and the Company. The complaint is asserted as a class action brought on behalf of all shareholders of the Company other than the defendants, the officers and directors of the Company and relatives of or entities controlled by such persons. The complaint alleges that the individual defendants, as controlling shareholders, breached certain fiduciary duties allegedly owed to the plaintiffs by entering into an agreement whereby the individual defendants were issued 180,947 shares of class A nonvoting stock. The complaint also alleges that the Company aided and abetted the alleged breach of fiduciary duty of the individual defendants. Plaintiff seeks to enjoin the defendants from consummating the transactions under an acquisition agreement entered into by the Company, have the acquisition agreement declared null and void, and be awarded compensatory damages as well as costs and reasonable attorneys' and experts' fees. (See Note 2 to the con-solidated financial statements for additional information regarding the referenced agreements.) The defendants have filed preliminary objections, a motion to require the plaintiffs to post a statutory bond and a motion for expedited treatment with the court. At this early stage of the proceedings, management is unable to determine whether this matter will result in a liability for the Company.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit
         Number         Description

         27 Financial Data Schedule (Schedule submitted in electronic format only.)

(b)      Reports on Form 8-K

         On October 18, 1995, the Registrant filed a Form 8-K regarding its announcement on October 2, 1995 that it had signed an agreement with Tracor, Inc. providing for the merger of the Registrant with a subsidiary of Tracor, Inc. pursuant to which the Registrant will become a wholly owned subsidiary of Tracor, Inc. and each holder of the Registrant's outstanding class A and class B shares will have the right to receive a cash payment equal to $28 per share. The transaction is subject to customary terms and conditions, review by government regulatory agencies and approval by the Registrant's shareholders.

         The items reported in the Form 8-K were:  Item 5 (Other Events) and
         Item 7 (Financial Statements and Exhibits).

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











                           AEL INDUSTRIES, INC.
____________________________________________________________________
                               (Registrant)










Date:    January 5, 1996                      /S/ John F. Sharkey
         _______________                    _______________________
                                                John F. Sharkey
                                            Vice President, Finance